Form 10QSB
period 1996-06-02
APPLETREE COMPANIES INC
filed 1996-07-19
CIK 881106

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 2, 1996

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM          TO

Commission file number 0-23020

THE APPLETREE COMPANIES, INC.
(Exact name of small business
issuer as specified in its charter)

Delaware                                            65-0205933
(State or other jurisdiction of incorporation   (I.R.S. Employer
  incorporation or organization)             Identification No.)

2255 Glades Road Suite 200E
Boca Raton, Florida                                      33341
(Address of principal executive offices)              (Zip Code)

(407) 995-0605
(Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes    X                      No
      -------                        --------

Applicable Only To Corporate Issuers

The number of shares of the Common Stock of the issuer outstanding as of June 2, 1996 was 79,076,723.

THE APPLETREE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
June 2, 1996 and September 3, 1995
(rounded to thousands except share data)

PART 1.  FINANCIAL INFORMATION

Item 1. - Financial Statements

                                                                          June 2,         September
                                                                           1996          3 ,  1995
                                                                         Unaudited
                                                                         ----------     -----------
                  ASSETS

Current assets:
   Cash and cash equivalents                                            $  126,000      $         -
   Accounts receivable (net of allowance for doubtful
     accounts of $409,000 and $654,000, respectively)                    2,143,000        2,490,000
   Inventories                                                           1,764,000        1,868,000
   Prepaid expenses and other current assets                               220,000          119,000
                                                                       ------------     ------------
     Total current assets                                                4,253,000        4,477,000

Property and equipment, net                                              5,115,000        4,857,000
Intangible assets, net                                                   1,307,000          795,000
Deposits and other assets                                                  396,000          657,000
                                                                       ------------     ------------
     Total assets                                                      $11,071,000      $10,786,000
                                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Current portion of capitalized lease obligations                    $   186,000      $   170,000
   Current portion of long-term debt                                       366,000          166,000
   Accounts payable                                                      3,286,000        3,456,000
   Accrued expenses                                                      1,840,000        1,777,000
   Reclassification of long-term debt                                    3,253,000        3,150,000
                                                                       ------------      -----------
     Total current liabilities                                           8,931,000        8,719,000

   Capitalized lease obligations, net of current portion                   221,000        1,140,000
   Long-term debt, net of current portion                                1,010,000          348,000
   Convertible debentures                                                        -        2,925,000
                                                                       ------------       ----------
     Total liabilities                                                  10,162,000       13,132,000
                                                                       ------------      -----------

Stockholders' equity (deficiency):
   Preferred stock - par value $.001 per share, 10,000,000 shares authorized, 93,389 shares issued and outstanding as of June 2,
    1996 (liquidation preference of $3,624,605); 109,114 shares issued and outstanding as of September 3, 1995 (liquidation preference of $1,091,140)
   Common stock - par value $.001 per share, 120,000,000 shares authorized, 79,085,488 shares issued as of June 2, 1996;
    19,867,122 shares as of September 3, 1995                               79,000           20,000
   Additional paid-in capital                                          (36,867,000)     (27,241,000)
   Accumulated deficit                                                 (34,498,000)     (27,958,000)
   Less:  Subscription receivable                                      ( 1,380,000)     ( 1,490,000)
          Treasury stock (8,765 shares, at cost)                       (   159,000)     (   159,000)
                                                                       ------------     ------------

     Total stockholders' equity (deficiency)                               909,000      ( 2,346,000)
                                                                       ------------     ------------
     Total liabilities and stockholders' equity
       (deficiency)                                                    $11,071,000      $10,786,000
                                                                      =============     ============

See accompanying notes to consolidated financial statement.

THE APPLETREE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three-month and nine-month periods ended June 2, 1996 and May 28, 1995
(rounded to thousands except per share data)
(Unaudited)

                                       Three-month period ended           Nine-month period ended
                                        June 2,          May 28,           June 2,          May 28,
                                         1996            1995              1996              1995
                                    --------------    ------------     --------------   -----------
Net sales                           $   7,280,000     $ 7,348,000      $ 22,540,000    $ 17,749,000

Cost of goods sold                      4,887,000       4,798,000        14,643,000      11,287,000
                                    --------------    ------------     -------------     -----------
Gross profit                            2,383,000       2,550,000         7,897,000       6,462,000
                                    --------------    ------------    --------------     -----------
Operating expenses:
   Selling, general and
     administrative                     4,593,000       3,775,000        13,320,000       9,529,000
   Professional fees                      172,000         445,000           361,000       1,224,000
                                     -------------    ------------        ----------      ----------
     Total operating expenses           4,765,000       4,220,000        13,681,000      10,753,000
                                    --------------    ------------       -----------     -----------
     Loss from operations              (2,372,000)     (1,670,000)       (5,784,000)     (4,291,000)
                                    --------------    ------------       -----------     -----------
Other expense:
   Interest expense                       128,000         145,000           663,000         316,000
   Other expense                           49,000               -            93,000               -
                                    --------------    ------------       -----------     -----------
     Total other expense                  177,000         145,000           756,000         316,000
                                    --------------    ------------        ----------     -----------
Loss from continuing operations        (2,549,000)     (1,815,000)       (6,540,000)     (4,607,000)
                                    --------------    ------------        ----------     -----------
Loss from discontinued operations:
   Loss from discontinued operations           -         (100,000)                -       ( 589,000)
   Loss on disposal                            -                                  -               -
                                    --------------    ------------        ----------     -----------
   Loss from discontinued operations           -         (100,000)                -       ( 589,000)
                                    --------------    ------------        ----------     -----------
   Net loss                          $ (2,549,000)    $(1,915,000)      $(6,540,000)    $(5,196,000)
                                    ==============   =============      ============   =============
Net loss per common share:
   Net loss applicable to common
    stockholders                     $ (2,630,000)   $(1,917,000)       $(6,640,000)    $(5,203,000)
                                    ==============   ============       ============   =============
   Weighted average number of common
    shares outstanding                 67,670,000     15,409,000         43,379,000       9,089,000
                                    ==============   ============       ============   =============

   Loss from continuing operations   $      (0.04)   $     (0.11)       $     (0.15)   $      (0.51)
   Loss from discontinued operations         0.00          (0.01)              0.00           (0.06)
                                    --------------   ------------       ------------   -------------
     Net loss per common share       $      (0.04)   $     (0.12)       $     (0.15)   $      (0.57)
                                    ==============   ============       ============   =============

See accompanying notes to consolidated financial statements.

THE APPLETREE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine-month periods ended June 2, 1996 and May 28, 1996
(rounded to thousands)
(Unaudited)

                                                                         1996               1995
                                                                      ------------      ----------
Cash flows from operating activities:
   Net loss                                                           $ (6,540,000)    $(5,196,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                        639,000        816,000
       Amortization                                                         31,000              -
       Bad debt expense                                                     (2,000)       314,000
       Common stock issued as payment of interest                                -        131,000
       Minority interest                                                         -        (86,000)
       Loss (gain) sale of fixed assets                                      6,000         (9,000)
   Changes in operating assets and liabilities, net of acquisition:
       Accounts receivable                                                 411,000        (92,000)
       Inventories                                                         166,000       (308,000)
       Prepaid expenses and other current assets                          (101,000)      (307,000)
       Other assets                                                        (93,000)        62,000
       Accounts payable and accrued expenses                              (242,000)      (172,000)
                                                                       -----------     -----------
       Net cash used in operating activities                            (5,725,000)    (4,847,000)
                                                                       -----------     -----------
Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired of $171,000 in 1995     (55,000)    (2,489,000)
   Capital expenditures                                                   (270,000)      (396,000)
   Proceeds from sale of property and equipment                             23,000         30,000
                                                                        ----------     -----------
     Net cash used in investing activities                                (302,000)     (2,855,000)
                                                                       -----------      -----------
Cash flows from financing activities:
   Increase in accounts payable and accrued liabilities                          -         134,000
   Proceeds from issuance of convertible debentures                      1,705,000       2,965,000
   Proceeds from issuance of notes payable                                 603,000       2,437,000
   Payments on notes payable, long-term debt, and capitalized
    lease obligations                                                     (318,000)     (1,656,000)
   Deferred financing costs                                                (34,000)       (545,000)
   Proceeds from exercise of stock options                                       -         808,000
   Proceeds from issuance of preferred and common stock                  4,197,000       3,587,000
   Retirement of preferred stock                                                 -        (120,000)
                                                                        -----------       ---------
     Net cash provided by financing activities                           6,153,000        7,610,000
                                                                        -----------       ---------
     Net increase (decrease) in cash and cash equivalents                  126,000          (92,000)

Cash and cash equivalents at beginning of year                                   -           92,000
                                                                         ----------        --------
Cash and cash equivalents at end of period                              $  126,000        $       -
                                                                        ===========       =========

See accompanying notes to consolidated financial statements.

THE APPLETREE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 2, 1996
 (Unaudited)


Note 1 - BASIS OF PRESENTATION

In the opinion of management of the Company, the accompanying condensed consolidated financial statements contain all adjustments, which consist only of of normal and recurring adjustments, necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended September 3, 1995. The September 3, 1995 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

As of the fourth quarter of fiscal 1995, the Company discontinued its J.R. Bassett Optical Incorporated ("JRBO") optical operations, and is presenting those operating results as discontinued operations. The Company's prior year's operating results have been reclassified to conform to the current year's presentation.

Note 2 -	INVENTORIES

Inventories consist of the following:

                                        June 2,            September
                                         1996              3, 1995
                                     (Unaudited)

     Raw materials and supplies     $   582,000	         $  659,000
     Finished goods                   1,182,000          	1,209,000
                                    -----------          ---------
                                     $1,764,000         $1,868,000
                                    ===========         ==========

Note 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                       June 2,           September
                                        1996             3, 1995
                                    (Unaudited)

     Land                            $    462,000	    $   462,000
     Buildings and improvements         1,477,000       1,467,000
     Furniture, fixtures and equipment  1,018,000         565,000
     Machinery and equipment            2,522,000       2,297,000
     Transportation and delivery
       equipment                        1,365,000       1,172,000
                                        ---------       ---------
                                        6,844,000       5,963,000
     Accumulated depreciation and
      amortization                     (1,729,000)     (1,106,000)
                                       -----------     -----------
                                     $  5,115,000      $4,857,000
                                     =============     ===========

Note 4 - NOTES PAYABLE

In its financial statements to accompany its Form 10-QSB for the period ending December 3, 1995, the Company reported the payment of a note in the amount of $500,000 plus interest. However, at the request of the Company, the owner of that note agreed that it would extend the payment date for a fee of $50,000 and accordingly cancelled that payment. Subsequently, the owner converted that note, the interest accrued to date and the fee into 539 shares of the Company's new "COPS" (described in Note 6). Further, the sum of $3,253,000 set forth on the Consolidated Balance Sheet reflects the reclassification of a debt to Strategica Capital Corporation as a current liability.

Note 5 - CONVERTIBLE DEBENTURES

The Company had $2,925,000 of convertible debentures outstanding as of September
3, 1995.  Of these debentures, $725,000 plus accrued interest of approximately
$81,000 were converted into 4,974,345 shares of the Company =s common stock based upon a price equal to 50% of the closing bid price of the stock at the date of conversion. The remaining $2,200,000 of debentures plus accrued interest of approximately $39,000 were converted into 2,036 shares of COPS
(described in Note 6).

During the nine-months ended June 2, 1996, the Company issued $1,750,000 of convertible debentures as follows:

                      Amount        Interest Rate     Date Issued
                    $250,000             10%          09/14/95
                     250,000             10%          10/02/95
                     250,000             10%          11/08/95
                     300,000      Prime + 1%          10/30/95
                     600,000      Prime + 1%          12/22/95
                     100,000             10%          01/22/96

All of the above debentures were converted into 16,987,755 shares of the Company's common stock based upon a price equal to 50% of the closing bid price of the stock at the date of conversion.

If the above conversions had occurred at the beginning of the year, net loss per share for the nine-month period ended June 2, 1996 would have been $.13 per share based upon an adjusted weighted average number of 49,419,000 shares.

In June and July 1996, the company issued unsecured convertible debentures totaling $500,000 due two years from the date of issuance with interest at 10% per annum.

Note 6 - PREFERRED STOCK TRANSACTIONS

The Company issued a new series of its previously authorized preferred stock. This new series is the subject of a Certificate of Designation, as amended (the "Certificate") and is the 11% Convertible Preferred Stock (referred to as "COPS"). Each share of COPS is issued for $1,100; has a dividend or payment in lieu thereof, payable quarterly starting June 30, 1996; and is convertible into common stock at the option of the holder at the rate of $.18 per share or by the Company as provided in the Certificate. The Company issued 2,575 shares of the COPS in exchange for the conversion of a $2,200,000 debenture plus accrued interest (See Note 5) and in exchange for cancellation of a $500,000 note plus fees and accrued interest. (See Note 4)

Note 7 - COMMON STOCK TRANSACTIONS

Pursuant to exemptions from registration under Regulation S and Regulation D of the Securities Act of 1933, as amended, the Company issued 37,256,266 shares of its common stock during the first nine months of fiscal 1996. The aggregate consideration for these security sales was $4,197,000. As discussed in Note 5, convertible debentures totaling $2,475,000 plus accrued interest were converted into 21,962,100 shares of the Company's common stock.

Note 8 - RECLASSIFICATION

Certain amounts in the financial statements for the nine-month period ended May 28, 1995 have been reclassified to conform with the June 2, 1996 presentation.

Note 9 - BUSINESS COMBINATIONS

In October 1995, the Company acquired the assets and assumed certain liabilities of Sandwich Maker of Arizona, Inc. and Sandwich Makers of California, Inc.
(collectively referred to as "Sandwich Makers"). As part of that transaction the Company obtained a covenant not to compete from the former stockholders. The
Company's principal operating subsidiary, Americas Foods, Inc. ("AFI") operates the business of Sandwich Makers. The purchase price of Sandwich Makers aggregated approximately $350,000, which consisted of $55,000 cash and non-interest-bearing seller financed notes of $295,000, net of interest imputed at 12.5%. The notes were due in monthly installments of $10,000 through 1997.
In January 1996, the payment terms were changed. Pursuant to that amendment, the Company issued common stock valued at $190,000 to the sellers in March 1996, with the balance due in five monthly installments of $15,500 commencing in January 1996. The Company accounted for this transaction using the purchase method of accounting. Historical sales of Sandwich Makers approximated $3 million annually and pro forma information is not considered significant.

As previously reported, in November 1994 the Company, through AFI, acquired and operates Royal American Foods, Inc. ("Royal"), which was merged into AFI in 1996.

The unaudited pro forma consolidated results of operations for the nine-month period ended May 28, 1995, listed below reflect purchase accounting adjustments, including depreciation and amortization of the assets acquired based on their fair values assuming the Royal acquisition had occurred on September 1, 1994.

     Net sales                         $ 21,699,000
     Loss from continuing operations     (4,498,000)
     Net loss                            (5,087,000)
     Net loss per share                       ($.56)
     Weighted average number of
       common shares outstanding          9,089,000

The pro forma results presented above are for comparative purposes only. They are not necessarily indicative of the operating results that would have occurred if the transactions had been in effect for the entire periods presented, or of results which may be obtained in the future.

Note 10 - CASH FLOW DISCLOSURES

Non cash financing activities:

During the nine-month period ended June 2, 1996, holders of convertible debentures converted $2,475,000 of debentures plus accrued interest of approximately $113,000 into 21,962,100 shares of common stock. See Notes 4, 5 and 6 for a discussion of the issuance of 2,575 shares of the Company's COPS.

In connection with its acquisition of Sandwich Makers in October 1995 and Royal in November 1994, the Company acquired assets and assumed liabilities as follows:

                                                1996                1995

Fair value of assets acquired                 $969,000           $4,660,000
Cash acquired                                        -             (171,000)
Liabilities assumed                           (613,000)            (713,000)
Issuance of note to seller                    (295,000)          (1,300,000)
                                              ---------           ----------
                                                61,000            2,476,000
Amount paid in fiscal 1994 for
     Royal Acquisition                               -             (200,000)
                                              ---------           ----------
     Net consideration paid                     61,000            2,276,000
     Net other purchase price adjustments
       and amounts to be paid after
       June 2, 1996 or to be refunded
       after May 28, 1995                       (6,000)             213,000
                                              ---------           ----------
     Cash paid for acquisition                $ 55,000           $2,489,000
                                              =========           ==========

Note 11 - LITIGATION

In addition to certain individuals, the Company has been named as a defendant in several lawsuits alleging violations of various federal and state securities laws. The suits were consolidated but were not certified as class actions.
The Company, and the individuals have agreed with the plaintiffs' attorneys on a settlement to resolve the claims against the Company and its directors (excluding Messrs. Salit and Lobel) arising out of these lawsuits. The settlement contemplates issuance of warrants to purchase 228,280 shares of common stock at 75% of the market price at the date of settlement and the issuance of 228,280 shares of common stock. The settlement is currently before the court for approval.

On April 26, 1994, the Securities and Exchange Commission issued an order for a private investigation of the Company and certain of its officers and directors to determine whether violations of the securities laws may have occurred and so as to enable the SEC to issue subpoenas and obtain documents. The ultimate effect of the resolution of this matter cannot presently be determined. The accompanying financial statements do not include any adjustments that might result from the outcome of this matter.

The Company is a party to certain other proceedings arising in the normal course of business which it believes will not have a material adverse impact on its financial condition or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

During the fiscal year ended September 3, 1995, the Company expanded its operations through the acquisition of Royal which included a plant in Salt Lake City, Utah with 52 direct store delivery routes and additional annual revenues of approximately $14.5 million. In October 1995, through its acquisition of the assets of Sandwich Makers, the Company added two commissaries and 16 related routes, as well as operations in Phoenix, Arizona and San Diego, California. Annual historical sales for these operations approximated $3 million.

During the year ended September 3, 1995, the Company ratified a plan adopted by its majority owned subsidiary JRBO to discontinue its optical business operations. Comparisons which follow are based on fiscal 1995 amounts as reclassified for the discontinued JRBO operations.

     NINE-MONTH PERIOD ENDED JUNE 2, 1996 COMPARED TO NINE-MONTH
     PERIOD ENDED MAY 28, 1995

Net sales increased $4,791,000 (27%) from $17,749,000 for the nine-month period ended May 28, 1995 to $22,540,000 for the nine-month period ended June 2, 1996. The Company completed its acquisition of Royal American Foods Corporation in November 1994 and its other acquisitions in October 1995. These acquisitions contributed to the increase in the Company's net sales revenue.

Cost of goods sold as a percentage of net sales for the nine-month period ended June 2, 1996 was approximately 65% compared to approximately 64% for the nine-month period ended May 28, 1995. The increase in the cost of goods sold percentage is attributable to reduced production in the 1996 fiscal period caused by plant shutdowns between Christmas and New Year's Day and severe weather in early 1996 and the introduction of fresh sandwiches into its product line.

Operating expenses totaled $13,681,000 (61% of net sales) for the nine-month period ended June 2, 1996 compared to $10,753,000 (61% of net sales) for the comparable period in 1995. The dollar increase in operating expenses of $2,928,000 (27%) resulted principally from operating expenses of $3,250,000 attributable to the Company's Royal acquisition and the Sandwich Maker acquisition, offset by a reduction of professional fees of $863,000.

Other expenses increased to $756,000 for the nine-month period ended June 2, 1996 from $316,000 in the comparable period in 1995. The principal factor in this increase was additional interest expense in fiscal 1996, caused by the issuance of convertible debentures and additional debt.

The Company has reflected the results of JRBO's operations (discontinued August
1995) for the nine-month periods ended June 2, 1996 and May 28, 1995 as discontinued operations in the accompanying consolidated financial statements. Net sales of JRBO were $1,600,000 for the nine-month period ended May 1995. Operating costs and expenses of JRBO were $2,398,000 for the nine-month period ended May 28, 1995.

The Company's net loss per common share decreased from $.57 in 1995 to $.15 in 1996. The cause for the decrease was the number of shares issued during the year ended September 3, 1995 and subsequent thereto through conversions of convertible debentures and sales of additional shares of common stock.

     THREE-MONTH PERIOD ENDED JUNE 2, 1996 COMPARED TO THREE-MONTH PERIOD ENDED MAY 28, 1995

Net sales decreased $68,000 (1%) from $7,348,000 for the three-month period ended May 28, 1995 to $7,280,000 for the three-month period ended June 2, 1996. The net sales increases from Company's acquisitions in October 1995 were offset by reductions caused by the closure of the Company's beef patty manufacturing and beef processing operations at the end of February 1996 and product shortages precipitated by the Company's current cash flow situation.

Cost of goods sold as a percentage of net sales for the three-month period ended June 2, 1996 was approximately 67% compared to approximately 65% for the three-month period ended May 28, 1995. The increase in the cost of goods sold percentage is due to the reduced production in the 1996 fiscal period and the introduction of fresh sandwiches into its product line.

Operating expenses totaled $4,765,000 (65.5% of net sales) for the three-month period ended June 2, 1996 compared to $4,220,000 (57% of net sales) for the comparable period in 1995. As a percent of sales, operating expenses increased approximately 8% as a result of (1) the decreased sales base in 1996 with increased operating expenses caused in part by the Company's fiscal 1996 acquisitions. The dollar increase in operating of approximately $545,000 resulted principally from operating expenses of approximately $516,000 attributable to the Company's acquisitions in October 1995, offset by a reduction of professional fees of $273,000 and other cost reductions.

Other expenses increased to $177,000 for the three-month period ended June 2, 1996 from $145,000 in the comparable period in 1995. The principal factor in this increase was the increase in the Strategica Capital Corporation loan amount in November 1995.

The Company has reflected the results of JRBO's operations for the three-month periods ended June 2, 1996 and May 28, 1995 as discontinued operations in the accompanying consolidated financial statements. Net sales of JRBO were $589,000 for the three-month period ended May 28, 1995. Operating costs and expenses of JRBO were $721,000 for the three-month period ended May 28, 1995.

The Company's net loss per common share decreased from $.12 in 1995 to $.04 in 1996. The principal cause for the decrease was the number of shares issued during the year ended September 3, 1995 and subsequent thereto through conversions of convertible debentures and sales of additional shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced significant losses from operations and has had numerous demands for capital funds through the nine-month period ended June 2, 1996. Net cash used in operating activities was $5,725,000 for the nine-month period ended June 2, 1996 compared to $4,847,000 for the nine-month period ended May 28, 1995. The increase reflects the usage of a portion of the proceeds from a private placement of the of the Company's common and preferred stock to repay certain accounts payable in February 1996. Management anticipates that negative cash flows from operating activities will continue until the Company has (1) substantially increased the Company's revenues; (2) completed the reduction of administrative and other related expenses; and (3) completed the consolidation of certain food service activities to eliminate duplicative expenses.

In its efforts to reduce duplicative expenses, the Company: (1) closed the manufacturing portions of its facilities in Phoenix and San Diego acquired as part of Sandwich Makers in the third quarter of fiscal 1996 which were consolidated into its Salt Lake City plant; however, the Company expects to continue to operate those facilities as sales centers; (2) ceased its pattie manufacturing operations in its Norfolk plant because management believes that a consistent quality source of supply can be obtained at prices comparable to or more favorable than its standard production costs, and (3) closed eight unprofitable routes to reduce operating costs and improve the overall operating level of its fleet of delivery vehicles to reduce vehicle repairs.

In an effort to improve revenues, effective in the first quarter of fiscal 1996 and again in April 1996, the Company increased sales prices for some of its products. In addition, the Company reduced inventory levels to improve its liquidity. The Company's viability as a going concern is in part dependent upon the successful implementation of these plans as well as obtaining additional working capital, the proceeds of which can continue to reduce trade payables.

Net cash used in investing activities was $302,000 for the nine-month period ended June 2, 1996 compared to $2,855,000 for the comparable period in 1995. Of the 1995 amount, $2,489,000 was used to acquire Royal. Capital expenditures were $270,000 and $396,000 during the nine-month periods ended June 2, 1996 and May 28, 1995, respectively. Management has evaluated the Company's current facilities and equipment and anticipates that additional capital expenditures will be necessary in the near future. The Company expects to enhance a portion of its fleet of delivery vehicles and its computer systems, and refurbish a portion of one of its plants in the near future. The Company expects to use lease financing and will require additional financing or new capital to fund these other expenditures. No material contractual commitments for capital expenditures existed as of June 2, 1996. There is no assurance that new financing or equity capital will be available on terms acceptable to the Company.

During the fiscal year ended September 3, 1995 and continuing into the fiscal year 1996, the Company financed its investments and operating deficits through funds obtained by the issuance of common stock, convertible debentures, and a loan arrangement as previously reported. On May 22, 1995, the Company entered into a loan agreement for $2.65 million, and on November 22, 1995, the loan was increased by an additional $603,000. The loan bears interest at 12.5% per annum, payable monthly, and, although the principal sum is due November 22, 1997, the loan has been classified as currently payable on the balance sheet. The Company received $4,197,000 during fiscal 1996 from the issuance of common stock. The Company also received $1,705,000 from the issuance of convertible debentures in the nine-month period ended June 2, 1996. During the nine-month period ended June 2, 1996, $2,475,000 of debentures plus accrued interest of approximately $113,000 were converted into 21,962,100 shares of common stock. Also $2,200,000 of debentures and $500,000 in notes payable, accrued interest of approximately $83,000, and a $50,000 waiver fee were converted into 2,575 shares of the Company's new series of 11% Convertible Preferred Stock.

As a result of its severe liquidity problems, the Company frequently has been unable to make timely payments to its trade and other creditors. As of July 12, 1996, the Company had past due accounts payable (greater than 30 days) totaling approximately $2.1 million. Certain vendors have suspended deliveries to the Company and have agreed to make deliveries only on a cash basis. As a result, the Company was not always able to make product shipments on a timely basis, and lack of product has had an adverse effect on sales. Should the Company experience a significant number of suspended vendor deliveries resulting in reduced sales volume, the Company's ability to maintain its current level of operations would be jeopardized.

Since the fourth quarter of fiscal 1995, the Company has considered a number of alternatives to improve its liquidity and cash positions. The Company is closely monitoring its liquidity position to ensure that existing cash is employed in a way management believes will be most effective. In order to conserve cash, management has postponed certain capital expenditures for plant and facility improvements, reduced inventory levels, and instituted other cost-saving measures, some of which may adversely impact the Company's future operating results.

The Company recognizes that additional funds will be required to pay trade payables, purchase products and make payments for materials. Accordingly, management continues to seek additional capital to maintain the needed growth in revenues. The Company acknowledges there can be no assurance that the Company will be able to obtain additional capital or other financing when it is needed, or that such financing will be available on acceptable terms. In the event the Company is unable to generate the necessary revenues to support ongoing operations, or raise additional capital, there could be a serious adverse impact on the Company's future operations and further impact on the Company's status as a "going concern."


PART II.--OTHER INFORMATION

ITEM 1 - LEGAL MATTERS

Please refer to the Company's Form 10-QSB filed for the three month period ended December 3, 1995 for a discussion of legal matters. No material changes occurred during the three month period ended June 2, 1996.

ITEM 2 - CHANGES IN SECURITIES

The Company authorized 9,000 shares of its 11% Convertible Preferred Stock (referred to herein as "COPS") pursuant to a Certificate of Designation and Amendment thereto. The Company issued 2,575 shares of its COPS. The holders of COPS are entitled to a preference in the event of any liquidation of the Company to the extent of $1,100 per share of the COPS plus accrued interest, if any. The holders of COPS are entitled to nominate and elect two of the seven members of the Company's Board of Directors, and pursuant to the Certificate, as amended, the Company's Board of Directors may be increased from five to seven members at the request of holders of a majority of the COPS.


ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit No. (Note)

3.1     Certificate of Incorporation, as amended(7)

3.2     Bylaws of the Company, as amended(2)

3.3 Certificate of Amendment of Certificate of Incorporation dated September 28, 1995(11)

3.4 Certificate of Correction of Certificate of Incorporation dated January 25, 1996(11)

3.5 Certificate of Amendment of Certificate of Incorporation dated February 23, 1996(11)

3.6     Certificate of Designation for 11% Convertible Preferred
        Stock(11)

3.7     Amended Certificate of Designation for 11% Convertible
        Preferred Stock(11)

4.1     Form of Common Stock Certificate(1)

4.2 Loan Agreement and Warrant Agreement dated May 22, 1995, between the Company and Strategica Capital Corp.(9)

4.3 Promissory Note dated May 22, 1995, issued by the Company to Strategica Capital Corp.(9)


4.4    Amendment to Loan Agreement and Warrant Agreement dated
       November 22, 1995, between the Company and Strategica Capital
       Corp.(10)

4.5 Promissory Note dated November 22, 1995, issued by the Company to Strategica Capital Corp.(10)

4.6 Letter Agreement from Strategica Capital Corporation dated December 1, 1995 modifying Loan Agreement(11)

10.1 Lease dated August 21, 1992 between Glades Road Associates and the Company(2)

10.2 Order Approving Sale of Assets to Modami Stewart Foods, Inc., dated December 12, l993(3)

10.3   Exercise of Conversion Rights Agreement, dated
       November 30, l993, between Optical Express, Inc.
       and the Company(4)

10.4 Stock Exchange Agreement, dated January 31, l994, between the Company and certain officers of Optical Express, Inc.(5)

10.5 Stock Exchange Agreement, dated February 9, l994, between Modami Stewart Foods Inc., the Company, and
       Robert W. Lackey(5)

10.6 Share Purchase Agreement, dated as of November 22, l994, between Americas Foods, Inc. and Pepperidge
       Farm, Incorporated.(6)

10.7   1993 Stock Option Plan(7)

10.8   1995 Key Employees Stock Option Plan(8)

10.9   1995 Executive Stock Option Plan(8)

10.10  1995 Directors Stock Option Plan(8)

10.12 Employment Agreement dated June 20, 1995 between the Company and Paul Kravitz(8)

10.13 Employment Agreement dated June 20, 1995 between the Company and Justin A. DiMacchia(8)

10.14 Consulting and Financial Advisory Services Agreement dated May 22, 1995 between the Company and Strategica Capital
        Corp.(9)

10.15   Asset Purchase Agreement between the Company and Sandwich
        Makers of Arizona, Inc. and Sandwich Makers of California,
        Inc.(10)

10.16 Amendment to Asset Purchase Agreement between the Company and Sandwich Makers of California, Inc. dated January 23, 1996(11)

21.1    Subsidiaries of the Company(8)


(1) Incorporated by reference to the Company's Registration Statement on Form S-18, File No. 33-44902-A
(2) Incorporated by reference to the Company's Form 10-K for the year ended August 31, 1992
(3) Incorporated by reference to the Company's Form 8K, dated on December 30, 1993
(4) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended November 30, 1993
(5) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended May 28, l994
(6)   Incorporated by reference to the Company's Form 8-K, dated
      November 22, l994
(7) Incorporated by reference to the Company's Form 10-KSB for the year ended August 31, 1994
(8) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended May 28, 1995
(9)   Incorporated by reference to the Company's proxy statement dated
      July 7, 1995
(10) Incorporated by reference to the Company's Form 10-KSB for the year ended September 3, 1995
(11) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended March 3, 1996.

(b)     Reports on Form 8-K During the Quarter

          None.






SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.





THE APPLETREE COMPANIES, INC.



/s/ Paul B. Kravitz
- ----------------------------------
Paul B. Kravitz
President/Chairman

Dated:  July 16, 1996



/s/ Justin A. DiMacchia
- ---------------------------------
Justin A. DiMacchia
Vice President/CFO/Treasurer

Dated:  July 16, 1996