Form 10QSB/A
period 1996-06-02
APPLETREE COMPANIES INC
filed 1996-10-16
CIK 881106

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB/A



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

27.0    Financial Data Schedule


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





THE APPLETREE COMPANIES, INC.



/s/ John W. Donlevy
----------------------------------
John W. Donlevy
President

Dated:  October 16, 1996



/s/ Justin A. DiMacchia
---------------------------------
Justin A. DiMacchia
Vice President/CFO/Treasurer

Dated:  October 16, 1996