Form 10KSB
period 1996-09-01
APPLETREE COMPANIES INC
filed 1996-12-23
CIK 881106

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
X  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended September 1, 1996.
  	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to
________________

Commission file number          0-23020
                       -------------------
                      THE APPLETREE COMPANIES, INC.
                      -----------------------------
(Name of small business issuer in its charter)

         Delaware                                65-0205933
--------------------------------     ----------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)

             5732 Curlew Drive, Norfolk, Virginia    23502
------------------------------------------------------------------
        (Address of principal executive offices)   (Zip Code)

Issuer's telephone number   (757) 466-9200
                          ------------------
Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Act:

                Common Stock, par value $.001 per share
                ----------------------------------------
(Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes   X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Issuer's revenues for its most recent fiscal year are $28,666,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and asked prices of such stock as of December 9, 1996, was $2,600,000.

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of December 9, 1996 was 118,856,323.


	PART I

Item 1.     Description of Business

The AppleTree Companies, Inc., (together with its subsidiaries, the "Company") (ATRE - OTC Bulletin Board) a Delaware corporation formed in 1991, is a holding company with substantially all of its operations conducted by its wholly owned subsidiaries named below. Unless otherwise stated herein, the term "Company" includes its wholly owned operating subsidiaries. The business of the Company is the manufacture of fresh and frozen sandwiches and the distribution of those products and other resale products, purchased from unrelated third parties, primarily to convenience stores and vending machine operations.

In December 1993, the Company acquired substantially all of the operating assets of Stewart Foods, Inc., a debtor in possession under Chapter 11 of the bankruptcy laws of the Unites States for a purchase price of $3,657,000 (including transaction costs) consisting of cash. In February 1994, the Company acquired 100% of the outstanding voting common stock of Carriage Town Products, Inc. for a purchase price of $525,000 consisting of cash. In November 1994, the Company acquired 100% of the outstanding voting common stock of Royal American Foods Corporation for a purchase price of $3,652,000, as adjusted, which consisted of $2,352,000 in cash and a seller financed note of $1.3 million;
plus transaction related costs of $295,000. In October 1995, the Company acquired the assets (including the name "Sandwich Makers" and a covenant not to compete from the owner) and assumed certain liabilities of Sandwich Makers of Arizona, Inc. and Sandwich Makers of California, Inc. (collectively, the "Sandwich Makers") for $350,000. During fiscal 1994, the Company also acquired 90% of the outstanding voting common stock of J. R. Bassett Optical, Incorporated for $1,077,000, whose operations were discontinued in fiscal 1995. The Company accounted for the above acquisitions using purchase accounting.

The Company formed Americas Foods, Inc., a wholly owned subsidiary ("AFI") as a Delaware corporation in September 1994. During 1996, the Company merged the other subsidiaries, namely, Stewart Products, Inc. ("Stewart"), Royal American Foods Corporation ("Royal") and the net assets of the Sandwich Makers into AFI; Carriage Town Products, Inc.'s ("CTP") operations were combined with Stewart's operations in 1995. Through AFI, the Company distributes products nationally to chain and independent convenience stores and to the vending and food service markets. AFI now manufactures fresh and frozen sandwiches in three plants located in Norfolk, Salt Lake City, and Phoenix.

AFI distributes these products, along with resale products made by others, such as frozen burritos, pizzas, meat and salted snacks, pastries, and coffee service, through its own distribution network which serves approximately 8,000 retail accounts in eleven states in the Western United States and in Virginia, North and South Carolina, and Georgia in the Eastern United States.

The Company's primary market is those consumers who place a premium on quality Take Away To Eat food purchases obtained at convenience stores and vending machines located in offices, schools, and factories. The Company's goal is to consolidate its position and become a dominant force in this Take Away To Eat food industry by acquisition, the development of its existing operations, and its relationships with major convenience store chains and vending machine operators.

Distribution
------------

The Company distributes its manufactured products (fresh/frozen sandwiches) and resale items through its own direct store delivery network utilizing both Company employees and independent distributors. Using leased tractor/trailers, it ships from its plants to route salesmen or sales centers. Route salesmen, using both leased and owned trucks, deliver products to the Company's customers. In its vending machine operations, the Company delivers directly to independent central distributors who deliver the Company's products to local vending machine operators. The Company identified and eliminated several unprofitable routes during fiscal 1996 to reduce its distribution costs.

Raw Materials
-------------

The Company has numerous suppliers of raw materials for its products, including Kotarides Baking Company, Metz Baking Company, Higrade Meats, Inc.,U.S. Food Service, Inc., Goodman Foods and Fernando Foods. The Company obtains its raw materials at market prices. The loss of any one or any group of such suppliers would not have a material adverse effect on the Company because there are numerous other available sources.

Customers
---------

The Company's principal customers are companies operating convenience stores in the Eastern and Western United States. No one customer accounts for more than 10% of the Company's sales.

Trade and Brand Names
---------------------

Through its subsidiaries, the Company owns a number of federally registered and unregistered brand names, trade names, and trademarks. The Company believes that these names have significant consumer value. Currently, the Company utilizes the "Deli Dan" brand for its direct store delivery products, "Audrey's Deli" for certain vending products, "Sandwich Makers" for certain fresh sandwiches, and "Squire Foods" for institutional sales. The Company has applied for, or intends to seek, the registration of some trademarks that are not currently registered and any subsequent marks or trade names as the Company's management deems advisable. However, there can be no assurance that the Company will be able to obtain valid trademark registrations for any such trademarks.


Research and Development
------------------------

The Company does not separately itemize research and development costs. None of these costs are borne directly by customers. A nominal portion of the Company's selling, general, and administrative expenses included research and development expenses.

Competition
-----------

The food business is highly competitive. There are other companies with financial, marketing and other resources greater than those of the Company which are engaged in the production, marketing and distribution of products which compete with those of the Company. The Company competes by offering a quality product at a reasonable price. There can be no assurance that the Company's products will compete successfully with the products of such other companies.

Government Regulation
---------------------

Companies involved in the manufacture, packaging and distribution of food items are subject to extensive regulation by various government agencies which, pursuant to statutes, rules and regulations, prescribe quality, purity, manufacturing and labeling requirements, among other things.

Food manufacturing facilities are also subject to inspections by various regulatory authorities, including the Food and Drug Administration ("FDA") and U.S. Department of Agriculture ("USDA"). A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including closing all or a portion of a company's production facilities.

A previous owner of the Company's Norfolk, Virginia, operations center is subject to a Consent Decree of Permanent Injunction dated June 19, 1990 (the "June 19, 1990 Decree") entered in a case in the United States District Court for the Eastern District of Virginia, Norfolk Division, Civil No, 90-1344-N, styled as United States of America v. Stewart Sandwiches, Inc. a corporation, and Theodore J. Broecker and Donald R. Beard, individuals (the "Stewart Defendants"). The June 19, 1990 Decree, among other things, permanently enjoined the Stewart Defendants "from directly or through any subsidiary, shipping or introducing into interstate commerce any finished product that is adulterated within the meaning of 21 U.S.C. 342(a)(1) because it contains Listeria Monocytogenes" and permanently enjoined the Stewart Defendants "from failure to comply with a written plan which has been prepared by outside independent consultants covering specific points described in the June 19, 1990 Decree and presented to and approved by the Food and Drug Administration on June 13, 1990 as complying with good manufacturing practices, which plan is designed to be a program for adequate preparing, packing, or holding any articles of food at the Stewart Defendants' facilities, while such food is held for sale afte shipment in interstate commerce. On November 27, 1996, counsel for the U.S. Department of Justice (the "Justice Department") wrote to the Company dba Americas Foods and advised of the Justice Department's intent to apply the June 19, 1990 Decree to AFI and to seek a court order requiring AFI to show cause why it should not be held in contempt of court for violation of the June 19, 1990 Decree. The Justice Department offered to settle based on terms of a proposed Consent Decree of Permanent Injunction which accompanied the Justice Department's letter.

In a transaction which was the subject of an Order Approving Sale dated
December 12, 1993, a predecessor of the Company purchased certain assets from Stewart Foods, Inc. a.k.a. Stewart Sandwiches, which was in bankruptcy at the time of the sale. The Justice Department claims that AFI is simply the successor of Stewart Sandwiches, Inc. The Company does not believe that the June 19, 1990 Decree is applicable to AFI. The Company is negotiating with the U.S. Department of Justice in an attempt to settle the matter as promptly as possible on terms as favorable as possible.

Employees/Consultants
---------------------

At September 1, 1996, the Company and its subsidiaries had 397 full-time employees, of which 187 were hourly, 95 were commissioned, and 115 were salaried. As of December 9, 1996, the Company and its subsidiaries had 363 employees, all of which were full-time. The Company's employees are not unionized. The Company has not experienced any work stoppages and considers its employee relations to be excellent. The Company has entered, and may, from time to time, enter into consulting agreements with outside consultants for purposes of various business-related services.


Item 2.     Description of Property

The Company currently leases approximately 10,000 square feet of office space located at 2255 Glades Road, Boca Raton, Florida (the "Florida Property").
In August 1996, the Company relocated its home office from the Florida Property to its Norfolk operations center. The Florida Property is currently vacant. The lease for the Florida Property is for a period of five years and expires on December 14, 1998. The lease provides for a base annual rental of $183,230 payable in monthly installments, with annual increases of 5% each year. The Company has ceased making rental payments and is currently negotiating with its landlord to terminate this lease agreement.

AFI owns fee simple title to the following properties:

                                                  Approximate
         Description            Location          Square Feet
       -----------------      -----------       -----------
        Patty/Sandwich         Norfolk, VA           40,000
         Plant

        Executive Office and   Norfolk, VA           10,000
         Warehouse

        Service Center         Summerville, SC        5,000

        Service Center         Greenville, NC         5,000

        Sandwich Plant         Salt Lake City, UT    35,000

Strategica Capital Corporation, as part of the loan agreement described in "Item 6. Management's Discussion and Analysis - Liquidity and Capital Resources," below, and certain convertible debenture holders currently hold liens on these properties.

AFI leases a sandwich plant located in Phoenix, Arizona. This plant has square footage of approximately 7,700, with monthly rentals of $3,013 plus operating expense allocated. This lease expires in 1998.

CTP leases a plant in Florence, South Carolina as a result of the assumption of a lease purchase agreement. The lease agreement calls for monthly payments of $15,000 through December 1, 2003 with an option to purchase on December 1, 2003 for an additional $200,000.

AFI also leases six other sales centers located in Virginia, South Carolina, and Arizona. The average floor space of these offices is approximately 4,200 square feet. These offices are leased with expiration dates varying through 1997. Approximate monthly rentals for these offices total approximately $4,000.

Management believes that the Company's facilities and the equipment used in operations are in good working condition and are adequate for the Company's present needs, but anticipates that capital expenditures will be necessary in the near future. The Company does not currently have funds for any capital expenditures.


Item 3.     Legal Proceedings

(a)	On March 30, l994, the Company filed an action in the Circuit Court of
Broward County, Florida, to seek recovery against Michael Salit, a former director and the Company's former Chairman, Chief Executive Officer and Secretary; Donna Salit, wife of Salit (collectively the "Salits"); David Lobel ("Lobel"), the Company's former Chief Financial Officer and a former Director; and Lola Lobel, wife of Lobel (collectively the "Lobels"), for an alleged diversion of the Company's assets and for any other damages resulting from certain alleged improprieties and misstatements made by Messrs. Salit and Lobel. Salit has filed a counterclaim against the Company and certain individual officers. In addition, Salit and Lobel have filed certain affirmative defenses against the Company's claim. All of these actions have been consolidated in the Circuit Court of Broward County, Florida ("State Actions"). The individual officers and directors have retained their own independent counsel. The Company believes it will be successful on the merits of its claims and will be successful in defending the counterclaim. Pursuant to its By-Laws, the Company is indemnifying the fees and costs of the officers named in the counterclaim.

(b)	The Company and certain former executive officers and former executive officers, including Mr. Lobel and Mr. Salit, have been named as defendants in four actions filed in March 1994 in the United States District Court for the Southern District of Florida by certain individuals ("Federal Actions"). The complaints, which are similar, allege violations of various sections of the state and federal securities laws including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder, as well as common law claims of fraud, misrepresentation and breach of fiduciary duty. The Federal Actions allege that the Company and certain executive officers made untrue statements of material facts and omitted to state material facts necessary to make statements made not misleading in its public disclosure documents relating in particular to the matters complained of by the Company against Mr. Salit and Mr. Lobel. The Federal Actions have been consolidated. However, at this time, the attorneys for the Company and the attorneys for the Company's directors (which include those who have been named in the Federal Actions, which include Paul B. Kravitz, but which do not include
Messrs. Salit and Lobel (referred to herein as the "Company's Directors")) have tentatively agreed with the attorneys for the plaintiffs in the Federal Actions, on a settlement to resolve the claims against the Company and the Company's Directors arising out of the Federal Actions. The terms and details of the proposed settlement contemplate that the Company will issue warrants ("Settlement Warrants") to enable the plaintiffs ("Federal Action Plaintiffs") and their attorneys to obtain 228,280 shares of the Company's common stock at an exercise price of 75% of the market price of the Company's common stock as of the date of the Settlement Order and, in addition to the Settlement Warrants, 228,280 shares of common stock ("Settlement Shares") and pay certain administrative costs associated with the settlement.

(c)	Based on information supplied to the Securities and Exchange Commission by the Company, on April 26, 1994, the SEC issued an order for a private investigation of the Company and certain of its former officers and directors to determine whether violations of the securities laws may have occurred and so as to enable the SEC to issue subpoenas and obtain documents. In November
1996, the Company consented to the entry of a final judgment of permanent injunction and other relief in the United States District Court Southern District of Florida relating to this matter, neither admitting nor denying the allegations of the complaint. The consent has been submitted to the court for final affirmation and approval by the judge.

(d)	The Company is a party to certain other proceedings arising in the normal course of business which it believes will not have a material adverse impact on its financial condition or results of operations.


Item 4.     Submission of Matters to a Vote of Security Holders

On June 20, 1996, the Company held a special meeting of its shareholders at which time the shareholders voted to amend the Company's Certificate of Incorporation to increase its number of authorized shares of Common Stock from ninety million shares to one hundred twenty million shares. The number of votes cast for and against the matter, as well as abstention are set forth below. Broker non-votes are counted as votes against a matter.

                                    In Favor       Against     Abstain
Amendment to Certificate of
 Incorporation Regarding Capital
 Stock                             34,091,255     1,419,941    138,728


PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

The Company's Common Stock was traded in the over-the-counter market (NASDAQ-
ATRE) and transactions were reported on the NASDAQ SmallCap Market until October 22, 1996. On that date, due to the Company's inability to meet certain of NASDAQ's minimum listing requirements including the minimum capital requirements, the Company's common stock was deleted from NASDAQ, and it now trades on the OTC Bulletin Board (pink sheets).

The following table sets forth, for the periods indicated, high and low bid prices of the Company's common stock, according to the NASD Monthly Statistical Report provided to the Company. All of the information in the following table has been revised to give effect to the Company's one-for-five reverse stock split effected in October 1994.

           QUARTER                  HIGH            LOW

     FISCAL YEAR 1995

First    09/01/94 to 11/30/94      2  5/32         13/16
Second   12/01/94 to 02/26/95      1 19/32          9/16
Third    02/27/95 to 05/28/95      1  1/4           1/2
Fourth   05/29/95 to 09/03/95        21/32          1/4

     FISCAL YEAR 1996

First    09/04/95 to 12/03/95        13/16          1/4
Second   12/04/95 to 03/03/96         1/2           1/8
Third    03/04/96 to 06/02/96         7/16          1/8
Fourth   06/02/96 to 09/01/96         7/32          1/64

These price quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. As of December 9, 1996, there were approximately 740 holders of record of the Company's common stock. The closing bid and ask prices for the Company's Common Stock as of December 9, 1996 were $.026 and $.035, respectively.

The Company has not paid cash dividends since its inception. Provisions of the Company's loan documents and preferred stock prohibit payment of dividends and the present policy of the Company is to retain earnings, if any, for the expansion of its business.

Set forth below is a table listing recent sales of the Company's securities which were not registered under the Securities Act of 1933, as amended (the "1933 Act"). Such sales were made pursuant to Section 4(2) and 4(6) of the 1933 Act and Regulation D promulgated thereunder.

                                        Number of  Purchase    Aggregate
Date        Type                          Shares     Price      Amount
06/24/96    10% Convertible Debenture        n/a   $250,000    $250,000
07/05/96    10% Convertible Debenture        n/a   $250,000    $250,000
07/26/96    8% Convertible Debenture (1)     n/a   $200,000    $200,000
08/09/96    8% Convertible Debenture (1)     n/a   $100,000    $100,000
08/12/96    Common Stock                 2,000,000   $.0125    $ 25,000
08/12/96    Common Stock                 2,000,000   $.0125    $ 25,000
08/12/96    Common Stock                24,000,000   $.0125    $300,000
08/14/96    8% Convertible Debenture (1)     n/a   $350,000    $350,000
08/16/96    Common Stock                 3,840,000   $.0125    $ 48,000
08/16/96    Common Stock                 3,840,000   $.0125    $ 48,000
08/16/96    Common Stock                   160,000   $.0125    $  2,000
08/16/96    Common Stock                   160,000   $.0125    $  2,000
08/30/96    8% Convertible Debenture (1)     n/a   $400,000    $400,000
09/20/96    8% Convertible Debenture (1)     n/a   $350,000    $350,000
09/27/96    8% Convertible Debenture (1)     n/a   $150,000    $150,000
10/10/96    8% Convertible Debenture (1)     n/a   $200,000    $200,000
10/10/96    8% Convertible Debenture (1)     n/a   $300,000    $300,000
10/14/96    8% Convertible Debenture (1)     n/a   $242,500    $242,500
10/14/96    8% Convertible Debenture (1)     n/a   $  7,500    $  7,500
10/18/96    8% Convertible Debenture (1)     n/a   $250,000    $250,000
10/25/96    8% Convertible Debenture (1)     n/a   $100,000    $100,000
10/31/96    8% Convertible Debenture (1)     n/a   $ 50,000    $ 50,000
12/04/96    8% Convertible Debenture (1)     n/a   $480,000    $480,000

(1)	These debentures are noninterest bearing for the first year and bear interest at the stated rate thereafter. As of September 1, 1996, the Company did not have sufficient authorized shares to permit conversion of any debentures.


Item 6.     Management's Discussion and Analysis

Operating Results

Year Ended September 1, 1996 compared to Year Ended September 3, 1995
---------------------------------------------------------------------

Net sales for the fiscal year ended September 1, 1996 were approximately $28,666,000 compared to approximately $26,578,000 for the fiscal year ended September 3, 1995. The increase in net sales of approximately $2,088,000 (approximately 8%) is due principally to a full year of operations of Royal in fiscal 1996 compared to nine months in fiscal 1995 and the acquisition of Sandwich Makers in October 1995, which was offset by reduced sales resulting from product shortages during the fiscal year and reduced institutional sales resulting from the Company's closure of its patty plant operations in February 1996.

Costs of goods sold for the year ended September 1, 1996 was approximately 66.6% compared to approximately 65.3% for the year ended September 3, 1995. The increase in this percentage was due principally to the Company's entry into the fresh sandwich program in fiscal 1996.

Operating expenses increased approximately $1,694,000 (approximately 9%) from $18,906,000 (approximately 71% of net sales) in fiscal 1995 to $20,600,000 (approximately 71.9% of net sales) in fiscal 1996. This is due to a full year of Royal's operations in fiscal 1996, the Sandwich Maker acquisition in October 1995, corporate relocation costs ($400,000), increased asset impairment (DSD sales routes of $1,280,000 and patty plant equipment of $458,000 in fiscal
1996), and increased lease costs in fiscal 1996; this increase was offset by management's cost reduction plans, including the reduction of professional fees in fiscal 1996 of approximately $1,021,000 (approximately 58%) and consultants' stock option compensation from fiscal 1995.

Other expense, net, decreased from $1,224,000 in fiscal 1995 to $836,000 in fiscal 1996. In fiscal 1995, the Company charged finance costs approximating $668,000 to expense. This decrease was offset by increased interest charges resulting from the Company's increased average debt balance in fiscal 1996.

The Company's net loss per common share decreased from $1.08 in fiscal 1995 to $.22 in fiscal 1996. The principal cause for the decrease was the significant number of shares issued during the year ended September 1, 1996 through conversions of convertible debentures and other debt, and additional sales of common stock.


Year Ended September 3, 1995 compared to Year Ended August 31, 1994
-------------------------------------------------------------------

During the fiscal year ended September 3, 1995, because its acquisition of Royal, the Company expanded its operations to include a plant in Salt Lake City, Utah with 52 direct store delivery routes. This acquisition, completed in November 1994, brought with it additional annual revenues of approximately $14.5 million. Previously, the Company acquired its Norfolk operations (referred to herein as "Stewart"); and approximately nine months' results of those operations are included in the fiscal year ended August 31, 1994, but a full year of those operations are included in the year ended September 3, 1995. Also, during the fiscal year ended September 3, 1995, the Company adopted a plan to discontinue J R Bassett Optical Incorporated's ("JRBO") optical business operations. Comparisons which follow are based on fiscal 1994 amounts as reclassified for those discontinued operations. Pro forma information is included in Note 2 of the consolidated financial statements.

Net sales for the fiscal year ended September 3, 1995 were approximately $26,578,000 compared to approximately $10,760,000 for the fiscal year ended August 31, 1994. The increase in net sales of approximately $15,818,000 (approximately 147%) is principally attributable to the acquisition of Royal, and a complete year for the Company's Norfolk operations compared to nine months in fiscal 1994. The increase in net sales associated with Royal was approximately $11 million.

Costs of goods sold for the fiscal year ended September 3, 1995 was approximately 65.3% compared to approximately 67.9% for the fiscal year ended August 31, 1994. The decrease in this percentage was due to the Company's effort to improve plant efficiency and reduce its costs.

Operating expenses totaled approximately $18,906,000 (approximately 71% of net sales) for the year ended September 3, 1995 compared to approximately $10,327,000 (approximately 96% of net sales) for the year ended August 31, 1994. As a percent of sales, operating expenses decreased approximately 25% as a result of the increased sales base with a lesser increase in operating expenses. The dollar increase of approximately $8,579,000 was a result of increased operating expenses attributable to the Company's Royal acquisition, a full year of the Company's Norfolk operations, impairment of intangible assets, and consultants' stock option compensation. The increase in operating expenses associated with Royal was approximately $3,948,000. The Company evaluated the carrying value of its intangible assets in fiscal 1995 and determined that the values recorded principally for routes and goodwill from the Stewart operations were impaired. The Company has adjusted the values accordingly and charged operations $1,235,000. Also, an accrual was made for the tentative settlement of Federal Actions, described in "Legal Proceedings," in the amount of $300,000.

Other expenses increased from $278,000 in the fiscal year ended August 31, 1994 to $1,224,000 in the fiscal year ended September 3, 1995. The principal factor in this increase was additional interest expense in 1995, caused by additional debt and the expensing of financing costs, in the amount of $668,000, associated with long term borrowings classified as current due to covenant violations.

The Company has reflected the results of JRBO's operations for the fiscal years ended September 3, 1995 and August 31, 1994 as discontinued operations in the accompanying consolidated financial statements. Net sales of JRBO in fiscal 1995 were $1,901,000 compared with $2,235,000 in fiscal 1994. The decrease is attributable to declining sales and the disposal of several stores at the beginning of the fourth quarter. Operating costs and expenses of JRBO were $2,883,000 in fiscal 1995 compared to $4,444,000 in fiscal 1994. The decline is principally due to the goodwill and other intangibles impairment recorded in fiscal 1994 in the amount of $1,351,000.

The Company's net loss per common share decreased from $5.76 in fiscal 1994 to $1.08 in fiscal 1995. The principal cause for the decrease was the significant number of shares issued during the fiscal year ended September 3, 1995 through conversions of convertible debentures and preferred stock, exercise of stock options, and additional sales of common stock.


Liquidity and Capital Resources
-------------------------------

The Company has experienced significant losses from operations since its inception. The Company has had numerous demands on its capital through the fiscal year ended September 1, 1996 and it has a working capital deficit of $6,917,000 as of September 1, 1996. Net cash used in operating activities was $7,444,000 in its fiscal year 1996 compared to $5,830,000 in the year ended September 3, 1995. This increase in cash used was a result of stock option compensation and a loss on diposal of discontinued operations in fiscal 1995. Management anticipates negative cash flows from operating activities will continue until the Company has completed its cost reduction plan currently under way. This plan includes relocating the Company's home office to its Norfolk operations center in August 1996, dismissing several executive and administrative employees, reducing administrative overhead, eliminating unprofitable routes, reducing distribution costs, and further consolidation of certain activities to reduce selling, general and administrative expenses. Upon completion of the cost reduction effort, management's focus will be on increasing the Company's revenue base.

In an effort to achieve profitability, the Company examined its gross profit by product and eliminated the unprofitable items, and revised sales prices during the first quarter of fiscal 1997. Management expects this will enhance the Company's profitability and annual operating cash flows. In addition, management continues to explore other opportunities to increase food service and vending sales revenues. Further, the Company restructured its route system effective in September 1996 to eliminate unprofitable sales centers which will result in reduced payroll and overhead costs. The Company's viability as a going concern is dependent upon the successful implementation of these plans and obtaining a significant increase in working capital.

Net cash used in investing activities was $386,000 in the fiscal year ended September 1, 1996 compared to $2,624,000 in fiscal 1995. Of the fiscal 1995 amount, approximately $2.3 million was used to acquire Royal and, in 1996, $55,000 was used to fund an acquisition. Capital expenditures were $397,000 and $523,000 during fiscal 1996 and 1995, respectively. Management has evaluated the Company's current facilities and equipment and anticipates that additional capital expenditures may be necessary in the near future. No material contractual commitments for capital expenditures existed at year-end. There is no assurance that financing or equity capital will be available at terms acceptable to the Company to fund any significant capital expenditures.

During fiscal 1996, the Company financed its investments and operating deficits through funds obtained by the issuance of common stock and convertible debentures, and an additional $604,000 loan from Strategica Capital Corporation ("Strategica"). The Company received $4.7 million from the issuance of common stock. The Company also received $3.3 million from the issuance of convertible debentures. Most of the debentures are payable on demand and are non interest bearing for the first year of the instrument.

The Strategica loan agreement, originated in May 1995, requires monthly interest payments at 12.5% and contains substantial restrictions on the conduct of business and other activities of the Company other than in the ordinary course of business without the prior consent of the lender. The loan is collateralized by substantially all of the Company's tangible and intangible assets. The loan agreement also limits the Company's ability to encumber assets or borrow additional funds without prior consent of the lender. Pursuant to the agreement the Company may not declare or pay any dividends or make distributions of any kind in cash or stock. The lender also has the right to nominate at least two members of the Company's board of directors (or three members if the board is expanded to seven members). In connection with this financing, the Company also issued warrants to purchase common stock. On November 22, 1995, the Company and its lender amended this loan agreement to provide for an additional future advance of up to $1 million, of which $604,000 was advanced to the Company. The balance of the advance is not expected to be disbursed by the lender. During 1996, the Company repaid $194,000 of this note from the proceeds of a sale of property.

As of September 1, 1996, the Company was obligated under Convertible Debentures aggregating $1,550,000. Of this balance, $500,000 is uncollateralized and due in 1998 with interest at 10%, and $1,050,000 is due on demand with interest at 8% after the first year and collateralized by a security agreement junior to the lien granted Strategica discussed above.

As a result of its severe liquidity problems, the Company frequently has been unable to make timely payments to its trade and other creditors. As of September 1, 1996, and December 1, 1996, the Company had past due accounts payable (greater than 30 days) totaling approximately $2.1 million and $1.9 million, respectively. Certain vendors have suspended deliveries to the Company and have agreed to make deliveries only on a cash basis. As a result, the Company was not always able to make product shipments on a timely basis, and although no significant orders have been canceled to date, lack of product has had an adverse effect on sales. Should the Company experience a significant volume of suspended vendor deliveries resulting in reduced sales volume, the Company's ability to maintain its current level of operations would be jeopardized.

Throughout the current fiscal year, and continuing subsequent to year end, the Company has considered a number of alternatives to improve its liquidity and cash positions. The Company is closely monitoring its liquidity position to ensure that existing cash is employed in a way management believes will be most effective. In order to conserve cash, management has postponed certain capital expenditures for plant and facility improvements and instituted other cost-saving measures, some of which may adversely impact the Company's future operating results.

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


Item 7.     Financial Statements

Attached as pages F-1 to F-28.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	Not applicable.


PART III

Item 9.     Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act

The directors, executive officers, and significant employees, of the Company as of December 9, 1996 were as follows:

NAME                   AGE     POSITION HELD WITH THE COMPANY
-----------           -----    -------------------------------

Allan C. Sorensen       58     Chairman of the Board

John Donlevy            70     Chief Executive Officer, President and
                                Director

Justin A. DiMacchia     54     Chief Financial Officer, Vice President
                                of Finance, Treasurer, and Director

George Kelly            61     Director

David G. Klarman, Esq.  31     Director

Harold Rashbaum         70     Director

Each officer holds office at the discretion of the Board of Directors. Each director holds office until the next annual meeting of stockholders or until such director's successor is elected and qualified. There are no family relationships among members of the board of directors or any executive officers.

Allan C. Sorensen became the Company's Chairman of the Board in August 1996 and has been a director since February 1996. He also serves as Chairman of the Board of Interim Services, Inc. ("Interim") and has served on the Board of that company since 1967. He was President of Interim from 1967 until 1989 and became Chief Executive Officer in 1978, when H&R Block, Inc. acquired Interim, until September 1991. He was elected Chairman of Interim in 1989. He served as a director of H&R Block, Inc. from 1979 until September 1993. H&R Block spun off Interim in an initial public offering in January 1994. Mr. Sorensen holds a Bachelors of Science degree in Pharmacy from Drake University.

John Donlevy has been a Director since October 31, 1994, and was elected President and Chief Executive Officer in June 1996. Mr. Donlevy also served as a consultant to AppleTree. He has more than 30 years of experience in the food and beverage industry. During the 1980's, Mr. Donlevy served as President of several Florida corporations, including South East Beverage Corp., an Anheuser-Busch distributor for Dade County; Zephyrhills Water Company, which serviced all of Florida; and Country Hearth Bakeries. He was Executive Vice President of KMC Holding Company, Miami from 1983 until 1988.

Justin A. DiMacchia has been a Director since July 1994, Chief Financial Officer since March 1994 and Vice President of Finance since July 1993. Mr. DiMacchia joined the Company in July 1993. From 1991 until joining the Company, Mr. DiMacchia was Vice President of Finance and Chief Financial Officer for ArtWorks. From 1989 to 1990, Mr. DiMacchia was Vice President of Finance and Chief Financial Officer for Wentworth Galleries. He was Executive Vice President and Chief Financial Officer for Country Hearth Bakeries from 1987 to 1988. In addition to retail experience, he practiced as a Certified Public Accountant, specializing in mergers and acquisitions, and was also with Arthur Andersen & Co. Mr. DiMacchia received a Bachelor of Business Administration from Ohio University in 1969. He is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

George Kelly became a director in February 1996. Mr. Kelly is owner and President of E.G.K. Corporation which owns and operates a restaurant. From 1988 to May 1996, Mr. Kelly served as President and Chief Executive Officer of D.G.P., Inc., a restaurant company with operations in Texas and Florida. From 1985 to 1987, Mr. Kelly owned and operated Victory Management, a food service company, which he sold in 1987. From 1968 to 1985, Mr. Kelly owned and operated Top Services, Inc., a food service company providing food to cafeterias, corporate private dining rooms, hospitals, schools and vending service. Mr. Kelly sold this company to Stouffer Corporation in 1975 and continued to run it until 1985.

David Klarman, Esq. became a director in August 1996. In August 1996, Mr. Klarman formed Klarman & Associates, a law firm specializing in corporate and securities law with offices located in New York and San Francisco. From August 1996 to present, Mr. Klarman was appointed General Counsel of U. S. Wireless Corporation. From July 1994 to August 1996, Mr. Klarman was an associate of Lampert & Lampert, a law firm specializing in corporate and securities law. From February 1991 to July 1994, Mr. Klarman was an associate of Goldstein Axelrod & DiGioia, a law firm. Mr. Klarman received his Juris Doctorate from Benjamin N. Cardozo School of Law, Yeshiva University and is a member of the New York State Bar. Mr. Klarman received a B.S. degree in Finance from the University of Maryland in 1986. Pursuant to the terms of the Company's Certificate of Designation, as amended, the holder of 2,575 shares of 11% Convertible Preferred Stock is entitled to nominate two directors to the Company's board of directors; Mr. Klarman is one of two representatives nominated by the holder.


Harold Rashbaum became a director in August 1996. Mr. Rashbaum has been the Secretary, Treasurer and a director of Hollywood Productions, Inc. since May 1996. He also has been the secretary, chief financial officer and a director of D. L. Productions, Inc., since its inception in April 1996. Mr. Rashbaum became the chairman of the board of Play Co. Toys & Entertainment Corp. in August 1996. From January 1991 to March 1992, he was a consultant for National Wholesale Liquidators, Inc., a retailer of household goods and housewares. From February 1996 to present, Mr. Rashbaum has been the president and a director of
H. B. R. Consultant Sales Corp., of which his wife is the sole stockholder. From March 1992 to June 1995, Mr. Rashbaum was a consultant to 47th Street Photo, Inc., a retailer of electronics, which position was at the request of the bankruptcy court, during the time it was in Chapter 11. Mr. Rashbaum has been a consultant for Play Co. Toys & Entertainment Corp. since June 1995, which company is a wholesaler and retailer of children's toys. Pursuant to the terms of the Company's Certificate of Designation, as amended, the holder of 2,575 shares of 11% Convertible Preferred Stock is entitled to nominate two directors to the Company's board of directors; Mr. Rashbaum is one of two representatives nominated by the holder.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires a company's officers, directors, and persons who beneficially own more than 10% of a registered class of a company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that during the 1996 fiscal year, the Company's officers and directors have filed all of their required reports. The Company is aware of holders of greater than 10% of the Company's Common Stock. As listed in Item 11(a), the Company believes that they have filed their required reports.


Item 10.	Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets for the salaries of the most highly compensated executive officers, with salary and bonus exceeding $100,000, for each of the three years in the period ended September 1, 1996.


                                 Annual          Long-term
                              Compensation      Compensation
                                 (1)
                                                 Securities       All
Name and Principal                               Underlying      Other
Position               Year  Salary($)  Bonus($)  Options     Compensation
                                                    (4)
Paul B. Kravitz        1996  $237,131   $22,408       -
 Chairman of the       1995   172,989    50,000  2,296,160
 Board, CEO and        1994   102,533    13,144    162,000
 President (2)

John W. Donlevy        1996  $100,000      -          -         $25,000
 President and CEO (2)
 (3)

Justin A.              1996  $156,057   $16,587       -
 DiMacchia CFO, V.P.   1995   104,327    35,000  1,038,080
 of Finance, Treasurer 1994    69,242    12,650     97,000
 and Director

(1) Non cash benefits for each named executive officer were less than 10% of their aggregate annual compensation.

(2)     Mr. Kravitz retired in August 1996.

(3) Mr. Donlevy became chief executive officer in June 1996, and became president in August 1996. For the fiscal year ended September 1, 1996, Mr. Donlevy received $25,000 as compensation; the amount contained in the schedule above has been annualized.

(4) During 1996, options granted in 1994 and 1995 were repriced at market. See Options Granted in Last Fiscal Year.

The Company provides compensation to outside directors for their services in the amount of $1,000 for each meeting attended. The Company periodically has also granted options pursuant to the 1995 Directors Stock Option Plan.

Mr. Kravitz's employment agreement, as renegotiated in March 1995, provided for an annual salary of $260,000 for the next five years, in addition to use of a car (or a car allowance), a bonus equal to five percent (5%) of the Company's pre-tax profits and participation in the Company's benefit plans. Mr. Kravitz retired in August 1996, and pursuant to the terms of his retirement agreement, the Company agreed to pay Mr. Kravitz an annual salary of $65,000 until December 31, 1997, in addition to the use of a car.

Mr. Donlevy was appointed Chief Executive Officer of the Company in June 1996, and President in August 1996, for which his annual compensation is $150,000. Prior to his appointment, since 1995, Mr. Donlevy served as a director and a consultant to the Company and was paid $2,000 monthly.

In March, 1995 the Company entered into an employment agreement with Mr. DiMacchia providing for an annual salary of $150,000 for the next five years, in addition to the use of a car. In February 1996, Mr. DiMacchia agreed to a salary reduction to $110,000 per year. Mr. DiMacchia's agreement also entitles him to participation in an executive bonus pool, if any. Under the employment agreement, if the Company terminates Mr. DiMacchia's employment without cause, or if Mr. DiMacchia terminates his employment agreement after a change in control, the Company is required to pay him the remaining salary and benefits under the terms of his employment contract. In the event of the death of Mr. DiMacchia during the agreement's term, the Company is required to pay his estate an amount equal to two years salary.

The following table presents information concerning options granted or repriced in fiscal 1996, all of which are vested, to named executive officers under the Company's employee option plans.

OPTIONS GRANTED IN LAST FISCAL YEAR

                        Number of    % of Total      Exercise    Expiration
                        Securities   Employees         or           Date
                        Underlying   in Fiscal      Base Price
                        SARs Granted    Year          ($/Sh)
Name                        (#)

Paul B. Kravitz,
 1993 Stock Option Plan  208,160(1)      61%          $0.09375     2004
 1995 Executive Stock
  Option Plan          1,625,000(2)      62%          $0.09375     2000
 1995 Key Employee
  Stock Option Plan      775,000(3)      49%          $0.09375     2005

John W. Donlevy
 Directors Stock Option
  Plan                    52,500(4)      41%       $0.19 to $0.97  2006

Justin A. DiMacchia,
 1993 Stock Option Plan  135,080(5)      39%          $0.0935      2004
 1995 Executive Stock
  Option Plan          1,000,000(2)      38%          $0.0935      2000
 1995 Key Employee
  Stock Option Plan      400,000(3)      25%          $0.0935      2005

(1) Of the options granted, 206,160 were granted in fiscal 1994 and 1995 at $3.44 per share, were repriced in November 1994, March 1996 and September
1996 at market. In 1996, the Compensation Committee, in lieu of additional options and in consideration of his early retirement, reduced the exercise price of existing options.
(2) The options as granted became exercisable according to a schedule based on the price of the Common Stock reaching various levels, ranging from $1.25 to $4.25 per share. The options were granted in fiscal 1995 at $.56 per share, but were repriced in March 1996 and September 1996 at market and eliminated the pricing plateaus. In 1996, the Compensation committee, in lieu of additional options, reduced the exercise price of existing options.
(3) These options are exercisable immediately. These options were granted in August 1995, but were repriced in September 1996 at market. In 1996, the Compensation Committee, in lieu of additional options, reduced the exercise price of existing options.
(4) These options were granted while Mr. Donlevy was serving as an outside director. In June 1996, Mr. Donlevy was appointed Chief Executive Officer of the Company and became an employee. Mr. Donlevy became president in August 1996 upon Mr. Kravitz's retirement.
(5) Of the options granted, 133,080 were granted in fiscal 1994 and 1995 at $3.44 per share, were repriced in November 1994, March 1996 and September 1996 at market. In 1996, the Compensation Committee, in lieu of additional options, reduced the exercise price of existing options.

The following table presents, as to each named executive officer, the value of their respective unexercised options as of September 1, 1996. No named executive officer exercised any options during the fiscal year ended September 1, 1996.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES


                       Number of Securities   Value of Unexercised
                      Underlying Unexercised       In-the-Money
                       Options at Year-End     Options at Year-End
                         Exercisable/             Exercisable/
Name                     Unexercisable           Unexercisable(1)
------------------    ----------------------  --------------------

Paul B. Kravitz           2,608,160/0                   $0/$0

John W. Donlevy              52,500/0                   $0/$0

Justin A. DiMacchia       1,535,080/0               $3,838/$0

(1)     Based on the closing bid price on September 1, 1996 ($.09375).


Item 11.     Security Ownership of Certain Beneficial Owners and Management

(a)     Security Ownership of Certain Beneficial Owners.

The following table sets forth information as of December 9, 1996, with respect to any person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The shares included below which are issuable pursuant to convertible debentures, while currently convertible, may not be issued until such time as the shareholders approve an increase to the authorized number of shares of Common Stock of the Company.

                                                  Percent
Name and Address               Number of        Beneficially
of Beneficial Owner           Shares(1)(2)           Owned(1)(2)

AUER & CO. For the Benefit
 of Washington University         50,400,000(3)          29.8%
10829 Olive Boulevard
St. Louis, Missouri   63141

BBC Foundation, Ltd.              80,000,000(4)          40.2%
c/o Todtman, Young, Tunick,
 Nachamie, etal.
425 Park Avenue
New York, New York   10022

Benchmark Partners, L.P.          20,000,000(5)          14.4%
c/o Rich Whitman
750 Lexington Avenue, 24th
 Floor
New York, New York   10022

Emanon Partners, L.P.             49,800,000(6)          29.5%
c/o Schaenen Fox Capital
 Management
237 Park Avenue
New York, New York  10017

Europe American Capital
 Corporation                      15,736,111(7)          11.7%
Main Road
Tortola, British Virgin
 Islands

Lancer Offshore, Inc.             26,000,000(8)          18.2%
c/o Citco Fund Services,
 Curaco
Kaya Flamboyan 9-P.O.
 Box 812
Curacao, Netherlands,
 Antilles

Lancer Partners, L.P.             47,459,530(9)          35.2%
200 Park Avenue, Suite 3900
New York, New York   10166

Alfred Peeper                     30,769,231(10)         20.6%
c/o Euram
C. Hamburgo 22
Ed. Las Algas 2-4
03500 Benidorm, Spain

Strategica Capital
 Corporation                      17,949,931(11)         13.1%
d/b/a Strategica Group
1221 Brickell Avenue
Miami, Florida  33133

(1) Ownership includes sole voting and investment power except as otherwise noted. When applicable, the number of shares beneficially owned includes the number of unissued shares which the listed person has a right to acquire within 60 days after December 9, 1996. In determining the number of shares outstanding for computing the percent of class owned by a listed person, the number of shares outstanding of the Company has been increased by the number of unissued shares which the listed person has a right to acquire from the Company within 60 days after December 9, 1996.

(2) Applicable percentage ownership is based on 118,856,323 shares of Common Stock outstanding on December 9, 1996.

(3) Represents Common Stock issuable related to convertible debentures in the amount of $630,000. The Debentures are convertible into Common Stock at $.0125 per share.

(4) Represents Common Stock issuable related to convertible debentures in the amount of $1,000,000. The Debentures are convertible into Common Stock at $.0125 per share.

(5) Represents Common Stock issuable related to convertible debentures in the amount of $250,000. The Debentures are convertible into Common Stock at $.0125 per share.

(6) Represents Common Stock issuable related to convertible debentures in the amount of $622,500. The Debentures are convertible into Common Stock at $.0125 per share.

(7) Includes shares of Common Stock issuable upon the conversion of 11% Convertible Preferred Stock, issued on February 15, 1996, totaling $2,832,500. The number of shares was calculated based on the terms of the Convertible Preferred Stock, which provide that the holder may convert at $.18 per share.

(8) Represents 2,000,000 shares of Common Stock and Common Stock issuable related to convertible debentures in the amount of $300,000. The
Debentures are convertible into Common Stock at $.0125 per share. The Company believes that Michael Lauer controls both Lancer Offshore, Inc. and Lancer Partners, L.P.

(9) Represents (i) 31,459,530 shares of Common Stock; and (ii) Common Stock issuable related to convertible debentures in the amount of $200,000. The Debentures are convertible into Common Stock at $.0125 per share. The Company believes that Michael Lauer controls both Lancer Partners, L.P. and Lancer Offshore, Inc.

(10) Represents Common Stock issuable related to convertible debentures in the amount of $400,000. The Debentures are convertible into Common Stock at 50% of the closing bid price on the day before conversion. As of December
9, 1996, the closing bid price was $0.026 per share. These convertible debentures were issued to certain non-U.S. corporations which the Company believes are controlled by Alfred Peeper.

(11) Represents shares of Common Stock which are issuable upon the exercise of warrants issued on May 22, 1995, that expire on May 22, 2000. Pursuant to loan documents dated May 22, 1995, and November 22, 1995, Strategica is entitled to additional warrants, in order to bring the total number issuable upon the exercise of warrants to 18.5% of the Company's outstanding Common Stock. The exercise price is $.5625 per share.

(b)	Security Ownership of Management.

The following table sets forth information as of December 9, 1996 regarding the beneficial ownership of Common Stock of each director of the Company, each named executive officer and all directors and executive officers of the Company as a group. The shares included below which are issuable pursuant to the Company's option plans, while currently exercisable, may not be issued until such time as the shareholders approve an increase to the authorized number of shares of common stock of the Company.

                                                         Percent
                                       Number         Beneficially
Name of Beneficial Owner           of Shares(1)        Owned(1)(2)

Paul B. Kravitz (3)               2,795,160(4)            2.3%

John Donlevy (3)                     58,500(5)             *

Justin A. DiMacchia               1,549,624(6)            1.3%

Allan C. Sorensen                   175,000(7)             *

George Kelly                         25,000(7)             *

David Klarman, Esq.                       0                0

Harold Rashbaum                           0                0

All Executive Officers            4,603,284(8)            3.7%
and Directors as a
Group (7 persons)
-----------------------

*   Less than one percent.

(1) Ownership includes sole voting and investment power except as otherwise noted. When applicable, the number of shares beneficially owned includes the number of unissued shares which the listed person (or group) has a right to acquire within 60 days after December 9, 1996. In determining the number of shares outstanding for computing the percent of class owned by a listed person (or group), the number of shares outstanding of the Company has been increased by the number of unissued shares which the listed person (or group) has a right to acquire from the Company within 60 days after December 9, 1996.

(2) Applicable percentage ownership is based on 118,856,323 shares of Common Stock outstanding on December 9, 1996.

(3) In June 1996, Mr. Donlevy was appointed Chief Executive Officer of the Company, and, upon Mr. Kravitz's retirement in August 1996, Mr. Donlevy was appointed president of the Company.

(4) Includes 187,000 shares owned directly and 2,608,160 shares subject to options and warrants that are presently exercisable.

(5) Includes 6,000 shares owned directly and 52,500 shares subject to options that are presently exercisable.

(6) Includes 14,544 shares owned directly and 1,535,080 shares subject to options and warrants that are presently exercisable.

(7) Includes 25,000 shares subject to options that are presently exercisable.

(8) Includes 357,544 shares of Common Stock and 4,245,740 shares subject to options and warrants that are presently exercisable.


Item 12.     Certain Relationships and Related Transactions

During 1996, the Company issued to European American Capital Corporation ("EACC") a new series of its previously authorized preferred stock. This new series is the subject of a Certificate of Designation, as amended (the "Certificate"), and is the 11% Convertible Preferred Stock ("COPS"). Each share of COPS is issued for $1,100; has a dividend or payment in lieu thereof, payable quarterly starting June 30, 1996; and is convertible into common stock at the option of EACC at the rate of $.18 per share or by the Company as provided in the Certificate.

In November 1994, to finance the acquisition of Royal, the Company entered into a convertible debenture agreement with EACC in the amount of $3.5 million bearing interest at 10%. From January 1995 to February 1996, $1.3 million of this debenture was converted into approximately 4.2 million shares of the Company's Common Stock. In February 1996, the balance of $2.2 million, together with a $500,000 note, accrued interest and a fee, were converted into 2,575 shares of the COPS. Pursuant to the terms of the Certificate, EACC is entitled to nominate two directors to the Company's board of directors. Messrs. Klarman and Rashbaum were nominated by EACC to the Company's board of directors.


See Item 11(a) "Security Ownership of Certain Beneficial Owners" for disclosure concerning recently issued convertible debentures.

See Item 6 "Management's Discussion and Analysis - Liquidity and Capital Resources" for disclosure concerning the Company's loan agreement with Strategica Capital Corporation.

Item 13.     Exhibits and Reports on Form 8-K

Exhibit No.

3.1     Certificate of Incorporation, as amended(1)

3.2     Bylaws of the Company, as amended(2)

3.3 Certificate of Amendment of Certificate of Incorporation dated September 28, 1995(3)

3.4 Certificate of Correction of Certificate of Incorporation dated January 25, 1996(3)

3.5 Certificate of Amendment of Certificate of Incorporation dated February 23, 1996(3)

3.6     Certificate of Designation for 11% Convertible Preferred
 Stock(3)

3.7     Amended Certificate of Designation for 11% Convertible
 Preferred Stock(3)

4.1     Form of Common Stock Certificate(4)

4.2 Limited Secured Convertible Debenture, dated as of November 22, l994, issued by the Company to Europe American Capital Corp.(5)

4.3     Amendment, dated January 17, 1995, to the Limited Secured
 Convertible Debenture, dated as of November 22, 1994 issued by the Company to Europe American Capital Corp.(6)

4.4 Convertible Debenture, dated January 17, 1995 issued by the Company to Abikon, Ltd.(6)

4.5 Promissory Note dated January 31, 1995 issued by the Company to TransAtlantic Commerce Corp. (6)

4.6 Loan Agreement and Warrant Agreement dated May 22, 1995, between the Company and Strategica Capital Corp. (7)

4.7 Promissory Note dated May 22, 1995, issued by the Company to Strategica Capital Corp.(7)

4.8     Amendment to Loan Agreement and Warrant Agreement dated
 November 22, 1995, between the Company and Strategica Capital Corp.
 (8)

4.9     Promissory Note dated November 22, 1995, issued by the
 Company to Strategica Capital Corp. (8)

4.10    Convertible Debenture dated August 23, 1995 issued by the
 Company to Liba Developments, Inc. (8)

4.11 Convertible Debenture dated September 14, 1995 issued by the Company to LaSalle Investments Ltd. (8)

4.12 Convertible Debenture dated October 2, 1995 issued by the Company to International Future Holdings Corporation, Ltd. (8)

4.13 Convertible Debenture dated November 8, 1995 issued by the Company to Amarante S.A. (8)

4.14 Convertible Debenture dated October 30, 1995 issued by the Company to Flurina Developments Inc. (8)

4.15 Letter Agreement from Strategica Capital Corporation dated December 1, 1995 modifying Loan Agreement (3)

4.16     Form of Convertible Debenture issued by the Company in 1996.

4.17     Form of Security Agreement issued by the Company in 1996.

4.18     Form of Warrant Agreement issued by the Company in 1996.

4.19 Form of Subscription Agreement issued by the Company in 1996.

10.1 Lease dated August 21, 1992 between Glades Road Associates and the Company.(2)

10.2     Order Approving Sale of Assets to Modami Stewart Foods,
 Inc., dated December 12, l993.(9)

10.3 Exercise of Conversion Rights Agreement, dated November 30, l993, between Optical Express, Inc. and the Company. (10)

10.4 Stock Exchange Agreement, dated January 31, l994, between the Company and certain officers of Optical Express, Inc. (11)

10.5 Stock Exchange Agreement, dated February 9, l994, between Modami Stewart Foods Inc., the Company, and Robert W. Lackey(11)

10.6 Share Purchase Agreement, dated as of November 22, l994, between Americas Foods, Inc. and Pepperidge Farm, Incorporated. (5)

10.7 Letter Agreement, dated as of November 22, l994, between the Company and Europe American Capital Corp. re: issuance of Americas Foods and The AppleTree Companies, Inc. warrants.(1)

10.8     1993 Stock Option Plan(1)

10.9 Consulting Agreement, dated as of July 31, 1994, between the Company and Michael Lapp.(1)

10.10     1995 Key Employees Stock Option Plan(6)

10.11     1995 Executive Stock Option Plan(6)

10.12     1995 Directors Stock Option Plan(6)

10.13 Ruden, Barnett, McClosky, Smith, Schuster & Russell, P.A. Legal Fee Agreement dated March 20, 1995(6)

10.14     Employment Agreement dated March 30, 1995 between the
 Company and Paul Kravitz(6)

10.15     Employment Agreement dated March 30, 1995 between the
 Company and Justin A. DiMacchia(6)

10.16 Consulting and Financial Advisory Services Agreement dated May 22, 1995 between the Company and Strategica Capital Corp.(7)

10.17 Asset Purchase Agreement between the Company and Sandwich Makers of Arizona, Inc. and Sandwich Makers of California, Inc. (8)

10.18 Consulting Agreement dated as of September 23, 1994 between the Company and Alan Berkun.(13)

10.19 Amendment to Asset Purchase Agreement between the Company and Sandwich Makers of California, Inc. dated January 23, 1996(3)

21.1     Subsidiaries of the Company(6)

23.1     Consent of Coopers & Lybrand, L.L.P.

Reports on Form 8-K

None
______________________

(1) Incorporated by reference to the Company's Form 10-KSB for the year ended August 31, 1994
(2) Incorporated by reference to the Company's Form 10-K for the year ended August 31, 1992
(3) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended March 3, 1996
(4) Incorporated by reference to the Company's Registration Statement on Form S-18, File No. 33-44902-A
(5) Incorporated by reference to the Company's Form 8-K, dated November 22, 1994
(6) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended February 28, 1995
(7) Incorporated by reference to the Company's proxy statement dated July 7,
1995
(8) Incorporated by reference to the Company's Form 10-KSB for the year ended September 3, 1995
(9) Incorporated by reference to the Company's Form 8-K, dated on December 30, 1993
(10) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended November 30, 1993
(11) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended February 28, 1994
(12) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-83076
(13) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-84668

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE APPLETREE COMPANIES, INC.

                                  By:  /s/ John W. Donlevy
                                     --------------------------------
                                      John W. Donlevy, CEO,
                                       President and Director
                                       (Principal Executive Officer)

                                  Date:  December 19, 1996
                                      -------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  By:  Allan C. Sorensen
                                     --------------------------------
                                      Allan C. Sorensen, Chairman
                                       of the Board

                                  Date:  December 19, 1996
                                      -------------------------------

                                  By:  /s/ John W. Donlevy
                                     --------------------------------
                                      John W. Donlevy, CEO,
                                       President and Director
                                       (Principal Executive Officer)

                                  Date:  December 19, 1996
                                      -------------------------------

                                  By:  /s/ Justin A. DiMacchia
                                     --------------------------------

                                      Justin A. DiMacchia, CFO,
                                       Vice President of Finance,
                                       Treasurer, and Director
                                       (Principal Finance and
                                       Accounting Officer)

                                  Date:  December 19, 1996
                                      -------------------------------

                                  By:  /s/ George Kelly
                                     --------------------------------
                                      George Kelly, Director

                                  Date:  December 19, 1996
                                       ------------------------------

                                  By:  /s/ David Klarman
                                     --------------------------------
                                      David Klarman, Esq., Director

                                  Date:  December 20, 1996
                                       ------------------------------

                                  By:  /s/ Harold Rashbaum
                                     --------------------------------
                                      Harold Rashbaum, Director

                            						Date:  December 20, 1996
                                       ------------------------------


                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of The AppleTree Companies, Inc.
Norfolk, Virginia

We have audited the accompanying consolidated balance sheets of The AppleTree Companies, Inc. as of September 1, 1996 and September 3, 1995, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the fifty-two week period ended September 1, 1996 and the fifty-three week period ended September 3, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The AppleTree Companies, Inc. as of September 1, 1996 and September 3, 1995, and the consolidated results of their operations and their cash flows for the fifty-two and fifty-three week periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has experienced recurring losses and negative cash flows from operations, has a capital deficiency and working capital deficiency, and is not in compliance with existing loan covenants. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ COOPERS & LYBRAND, L.L.P.
Virginia Beach, Virginia
December 16, 1996

                         THE APPLETREE COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      September 1, 1996 and September 3, 1995
                     (rounded to thousands except share data)


       ASSETS                                        1996             1995
                                                  ------------   -------------
Current assets:
  Cash and cash equivalents                       $   248,000    $       -
  Accounts receivable (net of allowance for
   doubtful accounts and spoilage of $693,000
   in 1996 and $654,000 in 1995)                    1,431,000       2,490,000
  Inventories                                       1,067,000       1,868,000
  Prepaid expenses and other current assets            41,000         119,000
                                                  ------------    ------------

     Total current assets                           2,787,000       4,477,000

Property and equipment, net                         4,351,000       4,857,000
Intangible assets, net                                    -           795,000
Deposits and other assets                             324,000         657,000
                                                  ------------   -------------

     Total assets                                 $ 7,462,000    $ 10,786,000
                                                  ============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Notes payable                                   $    56,000    $       -
  Convertible debentures due on demand              1,050,000            -
  Current portion of capitalized lease obligations    176,000         170,000
  Current portion of long-term debt                   201,000         166,000
  Accounts payable                                  3,029,000       3,456,000
  Accounts expenses                                 2,131,000       1,777,000
  Reclassification of long-term debt                3,061,000       3,150,000
                                                  -----------     ------------
     Total current liabilities                      9,704,000       8,719,000

Capitalized lease obligations, net of
  current portion                                     964,000       1,140,000
Long-term debt, net of current portion                215,000         348,000
Convertible debentures                                500,000       2,925,000
                                                  -----------     ------------
     Total liabilities                             11,383,000      13,132,000
                                                  -----------     ------------

Commitments and contingencies (Notes 16, 17 & 18)


Stockholders' equity deficiency:
  Preferred stock- par value $.001 per share,
    10,000,000 shares authorized, 85,389 shares
    issued and outstanding in fiscal 1996
    (liquidation preference of $3,740,640);
    109,114 shares issued and outstanding in
    fiscal 1995 (liquidation preference of
    $1,091,140)
  Common Stock - par value $.001 per share,
    120,000,000 shares authorized, 115,089,087
    shares issued and 115,080,322 shares
    outstanding in 1996; 50,000,000 shares
    authorized, 19,867,122 shares issued and
    19,858,357 outstanding in 1995                    115,000          20,000
  Additional paid-in capital                       35,933,000      27,241,000
  Accumulated deficit                             (39,810,000)    (27,958,000)
  Less:  Subscription receivable                          -        (1,490,000)
         Treasury stock, at cost                     (159,000)       (159,000)
                                                  ------------    ------------
     Total stockholders' equity deficiency         (3,921,000)     (2,346,000)
                                                  -------------   ------------

     Total liabilities and stockholders'
       equity deficiency                          $  7,462,000    $10,786,000
                                                  =============   ============


         See accompanying notes to consolidated financial statements.

                         THE APPLETREE COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            for the fifty-two week period ended September 1, 1996 and
               the fifty-three week period ended September 3, 1995
                  (rounded to thousands except per share data)


                                                   1996               1995
                                                ------------     -------------

Net Sales                                       $ 28,666,000     $ 26,578,000

Costs of goods sold                               19,082,000       17,362,000
                                                ------------     -------------

Gross profit                                       9,584,000        9,216,000
                                                ------------     -------------

Operating expenses:
  Selling, general and administrative             18,120,000       14,926,000
  Impairment of intangible assets                  1,738,000        1,235,000
  Professional fees                                  742,000        1,763,000
  Consultants' stock option compensation                 -            982,000
                                                ------------      ------------
     Total operating expenses                     20,600,000       18,906,000
                                                ------------      ------------
     Loss from operations                        (11,016,000)      (9,690,000)
                                                ------------      ------------
Other expense:
  Interest expense                                   843,000        1,204,000
  Other, net                                          (7,000)          20,000
                                                ------------       -----------

     Total other expense                             836,000        1,224,000
                                                ------------       -----------
     Loss from continuing operations             (11,852,000)     (10,914,000)
                                                ------------      ------------

Loss from discontinued operations:
  Loss from discontinued operations                     -            (785,000)
  Loss on disposal                                      -            (680,000)
                                                -------------     -------------

     Loss from discontinued operations                  -          (1,465,000)
                                                ------------      ------------
     Net loss                                   $(11,852,000)    $(12,379,000)
                                                =============    =============

Net loss per common share:
  Net loss applicable to common stockholders    $(12,030,000)    $(12,388,000)
                                                =============    =============

Weighted average number of common shares
 outstanding                                       54,193,000       11,468,000
                                                =============    =============


  Loss from continuing operations               $      (0.22)    $      (0.95)
  Loss from discontinued operations                     0.00            (0.13)
                                                -------------    -------------
    Net loss per common share                   $      (0.22)    $      (1.08)
                                                =============    =============


          See accompanying notes to consolidated financial statements.

                                       THE APPLETREE COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY
                         for the fifty-two week period ended September 1, 1996 and
                        the fifty-three week period ended September 3, 1995

                    Preferred Stock       Common Stock         Additional
                  -----------------  ----------------------     Paid-In     Accumulated   Subscription    Treasury
                   Shares    Amount     Shares      Amount      Capital      Deficit      Receivable       Stock        Total
                  --------  -------  ------------  --------  ------------  -------------  -------------  ----------  ------------
Balance, August
 31, 1994          351,350    $  -      2,728,746  $  3,000   18,083,000   $(15,360,000)  $(1,490,000)   $(159,000)  $  1,077,000

Redemption of
 preferred stock   (16,000)                                     (120,000)                                                (120,000)

Conversion of
 preferred stock
 and dividends in
 arrears relating
 thereto into
 common stock     (226,236)               359,637                219,000       (219,000)                                     -

Proceeds from
 issuance of
 common stock                           7,936,854     8,000    3,520,000                                                3,528,000

Exercise of
 consultants'
 stock options                          1,101,600     1,000    1,789,000                                                1,790,000

Conversion of
 debentures into
 common stock                           6,295,618     6,000    2,668,000                                                2,674,000

Issuance of
 common stock
 for legal fees                         1,477,667     2,000    1,082,000                                                1,084,000

Net loss                                                                    (12,379,000)                              (12,379,000)
                  --------  -------  ------------  --------  -----------   ------------   ------------   ----------  ------------
Balance, September
 3, 1995           109,114      -      19,867,122    20,000   27,241,000    (27,958,000)   (1,490,000)    (159,000)   ( 2,346,000)

Conversion of
 convertible
 debentures, notes
 payable, accrued
 interest and fees
 into preferred
 stock               2,575      -                              2,832,500                                                2,832,500

Conversion of
 preferred stock
 into common
 stock             (26,000)     -          15,780       -           -                                                        -

Proceeds from
 issuance of
 common stock                          72,465,515    72,000    4,585,000                                                4,657,000

Conversion of
 debentures and
 note payable
 into common
 stock                                 22,740,670    23,000    2,710,000                                                2,733,000

Amount received
 from subscription
 receivable                                                                                    55,000                      55,000

Reversal of
 subscription
 receivable to
 paid-in capital                                              (1,435,000)                   1,435,000                        -

Net loss                                                                    (11,852,000)                              (11,852,000)
                  --------  -------  ------------  --------  -----------   ------------    ----------   ---------     -----------
Balance,
 September 1,
 1996               85,389  $  -      115,089,087  $115,000  $35,933,000   $(39,810,000)         -      $(159,000)    $(3,921,000)
                  ========  =======  ============  ========  ===========   ============    ==========   =========     ===========


                                         See accompanying notes to consolidated financial statements.

                         THE APPLETREE COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the fifty-two week period ended September 1, 1996 and
               the fifty-three week period ended September 3, 1995
                            (rounded to thousands)


                                                   1996               1995
                                                ------------     -------------

Cash flows from operating activities            $(11,852,000)    $(12,379,000)
  Net loss
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                   913,000          932,000
      Amortization expense                           153,000          778,000
      Bad debt expense                               377,000          688,000
      Impairment of intangible assets              1,738,000        1,235,000
      Minority interest                                 -            (197,000)
      Stock option compensation                         -             982,000
      (Gain) loss on sale of fixed assets           (191,000)          61,000
      Loss on disposal of discontinued operations       -             680,000
  Changes in operating assets and liabilities,
    net of effects of acquisitions:
      Accounts receivable                            743,000         (622,000)
      Inventories                                    863,000         (191,000)
      Prepaid expenses and other current assets       79,000           14,000
      Other assets                                   (49,000)        (220,000)
      Accounts payable and accrued expenses         (218,000)       2,409,000
                                                  -----------      -----------
        Net cash used in operating activities     (7,444,000)      (5,830,000)
                                                  -----------      -----------
Cash flows from investing activities:
  Payments for acquisitions, net of cash
  acquired of $171,000 in 1995                       (55,000)      (2,276,000)
  Capital expenditures                              (397,000)        (523,000)
  Proceeds from sale of property and equipment        66,000          175,000
                                                  ------------     -----------
        Net cash used in investing activities       (386,000)      (2,624,000)
                                                  ------------     -----------
Cash flows from financing activities:
  Proceeds from issuance of convertible debentures 3,204,000        3,465,000
  Proceeds from issuance of note payable
    and long-term debt                               604,000        3,150,000
  Payments on note payable, long-term debt
    and capitalized lease obligations               (427,000)      (1,801,000)
  Deferred financing costs                           (34,000)        (668,000)
  Proceeds from exercise of stock options               -             808,000
  Proceeds from issuance of preferred
    and common stock                               4,731,000        3,528,000
  Retirement of preferred stock                         -            (120,000)
                                                  -----------      -----------



        Net cash provided by financing activities  8,078,000        8,362,000
                                                  -----------      -----------
        Net increase (decrease) in cash
        and cash equivalents                         248,000          (92,000)

Cash and cash equivalents at beginning of year          -              92,000
                                                   ----------      -----------
Cash and cash equivalents at end of year           $ 248,000       $     -
                                                   ==========      ===========


         See accompanying notes to consolidated financial statements.

1.  SIGNIFICANT ACCOUNTING POLICIES

	Nature of Business and Basis of Presentation
 --------------------------------------------

	The AppleTree Companies, Inc.'s (together with its subsidiaries, the "Company") primary business consists of manufacturing and distributing food products to convenience stores, institutions and vending companies.

	The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Conditions exist which create substantial doubt about the Company's ability to continue as a going concern.
See Note 3 for further information with respect to going concern and management's plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, Americas Foods, Inc. ("AFI") and
J. R. Bassett Optical, Incorporated ("JRBO").   All significant intercompany
accounts and transactions have been eliminated in consolidation.  During
1995, the Company discontinued its optical operations and has presented those operating results as discontinued operations (see Note 17).

	Fiscal Year
 -----------

	The Company's fiscal year is a fifty-two, fifty-three week fiscal year ending on the Sunday nearest August 31.  The fiscal year ended September 1, 1996 contains fifty-two weeks and the fiscal year ended September 3, 1995 contains fifty-three weeks.

	Cash Equivalents
 ----------------

	All highly liquid investments with an original maturity of three months or less when acquired are classified as cash equivalents.

	Inventories
 -----------

	Inventories are valued at the lower of cost, determined using the first-in, first-out method, or market determined on a net realizable basis.

                                       F-6
	Property and Equipment
 ---------------------

	Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, for property under capital leases, over the lesser of the asset's useful life or the lease term. Upon disposition, the cost and related accumulated depreciation are removed and the resulting gain or loss is reflected in income for the period.

	Intangible Assets
 -----------------

	Intangible assets consist primarily of direct delivery sales routes which are being amortized using the straight-line method over 20 years.  The Company periodically evaluates the carrying value of intangible assets to measure and recognize the possible impairment of these assets by reviewing future cash flows in accordance with Statement of Financial Accounting Standards ("SFAS")
No. 121, "Accounting for Impairment of Long-Lived Assets," which became effective for years beginning after December 15, 1995.  This pronouncement requires an evaluation of estimated future cash flows and relating such cash flows to the values recorded for long-lived assets, including intangible assets and property and equipment.  The adoption of SFAS No. 121 in 1996 had no significant effect on the Company's financial statements.

	Use of Estimates
 ----------------

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses during the periods presented, and the disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

	Income Taxes
 ------------

	The Company recognizes deferred tax benefits and liabilities for the future tax consequences, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities. In addition, the Company recognizes the future tax benefit of net operating loss carryforwards to the extent that realization of such benefits is more likely than not.  A valuation allowance is provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                                       F-7
	Net Loss Per Common Share
 -------------------------

	Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year.  Net loss applicable to common stockholders consists of net loss plus preferred stock dividends.  Convertible debentures, convertible preferred stock, and warrants and options to purchase common stock are not included in the computation of net loss per common share because their conversion into common stock or exercise would have an antidilutive effect.

	Revenue Recognition
 -------------------

	The Company predominantly recognizes revenue upon delivery of products to customers. The Company's products generally have a shelf life of seven to fourteen days. The Company provides credit or refunds for certain of its products where the shelf life has expired. The Company estimates returns based on management's evaluation of historical experience and charges such estimates against gross revenues.

	Reverse Stock Split
 -------------------

	The Company approved a 1 for 5 reverse stock split in October 1994.   All
share and per share data have been adjusted to give effect to the reverse stock split.

	Reclassification
 ----------------

	Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation. The reclassification had no effect on net loss or stockholders' equity (deficiency).


2.	ACQUISITIONS
   ------------

	In November 1994, the Company acquired 100% of the outstanding voting common stock of Royal American Foods Corporation ("Royal") for a purchase price of
$3,652,000, as adjusted, which consisted of $2,352,000 in cash and a seller financed note in the amount of $1,300,000 which was due and paid in May 1995.
In addition, transaction related costs were approximately $295,000.  The
Company accounted for this transaction using the purchase method of accounting.  The excess of the fair value of net assets acquired over purchase price was approximately $1,127,000.  This amount has been allocated to reduce the fair market values assigned to noncurrent assets.

                                       F-8
	The unaudited pro forma consolidated results of operations listed below reflect purchase accounting adjustments, including depreciation and amortization of the assets acquired based on their fair values assuming the Royal acquisition had occurred at the beginning of 1995.

                                                        1995
                                                     -----------

Net sales                                            $30,528,000
Loss from operations                                  (9,490,000)
Net loss                                             (12,270,000)
Net loss per share                                        ($1.07)
Weighted average shares of common
 stock outstanding                                    11,468,000

	The pro forma results presented above are for comparative purposes only. They are not necessarily indicative of the operating results that would have occurred if the transactions had been in effect for the entire period presented, or of results which may be obtained in the future.

	In October 1995, the Company acquired the assets and assumed certain liabilities of Sandwich Maker of Arizona, Inc. and Sandwich Makers of California, Inc. In addition, a covenant not to compete was entered into with the former owner. The purchase price aggregated approximately $350,000, which consisted of $55,000 cash and noninterest-bearing seller financed notes of $295,000. The Company accounted for this transaction using the purchase method of accounting. Historical sales approximated $3 million annually and pro forma information is not considered significant.

                                       F-9
3.	GOING CONCERN AND MANAGEMENT'S PLANS
   ------------------------------------

	The Company has experienced significant losses from operations during the last four fiscal years and has a capital deficiency of $3,921,000 and a working capital deficit of $6,917,000, including long-term debt of $3,061,000 classified as current due to covenant violations (see Note 8), as of September 1, 1996. The Company anticipates numerous demands for capital throughout fiscal 1997 including funds necessary to meet the cash that is expected to be used in operating activities and funds necessary for capital expenditures or debt obligations. The Company frequently has been unable to make timely payments to its trade and other creditors. Certain vendors have suspended deliveries to the Company or have agreed to make deliveries only on a cash basis. As a result, the Company has not always been able to make product shipments on a timely basis, which has had an adverse effect on sales. There can be no assurances that the Company will be able to obtain the required funds to take advantage of sales opportunities, sustain operations or to satisfy debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

	Management anticipates negative cash flows from operating activities will continue until the Company has completed its cost reduction plan currently under way. This plan includes relocating the Company's home office to its Norfolk operations center in August 1996 and dismissing several executive and administrative employees and reducing administrative overhead, eliminating unprofitable routes, reducing distribution costs, and further consolidation of certain activities to reduce selling, general and administrative expenses. Upon completion of the cost reduction effort, management's focus will be on increasing the Company's revenue base.

	In an effort to achieve profitability, the Company examined its gross profit by product and eliminated the unprofitable items, and revised sales prices during the first quarter of 1997. Management expects this will enhance the Company's profitability and annual operating cash flows. In addition, management continues to explore other opportunities to increase food service and vending sales revenues.

	Management has evaluated the Company's current facilities and equipment and anticipates that capital expenditures are necessary to enhance operating efficiency and improve profitability, but are contingent upon the availability of funds.

                                       F-10
	Further, as it has in the past, the Company intends to raise capital to fund its financial needs in addition to or to supplement the anticipated growth in operating revenues.  The Company, immediately prior to and continuing subsequent to year end, completed a private placement of $3 million of its common stock and convertible debentures.  The Company used the proceeds to reduce its current liabilities and fund operating losses.  There is no certainty that such financing will be sufficient to sustain its operations for the short term while its cost reduction and revenue enhancement plans are implemented.  Accordingly, management is continuing to pursue other sources of additional funding.

	The Company's viability as a going concern is dependent upon raising short-
term funding and the successful implementation of its cost reduction plans.


4.	CREDIT RISK
   -----------

	Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The
Company maintains its cash and cash equivalents balances in bank accounts with major financial institutions, which balances may, at times, exceed federally insured limits.  Concentrations of credit risk with respect to accounts receivable are generally limited due to the large number of customers comprising the Company's customer base and their dispersion across the United States; however, the Company has one customer which comprises approximately 27% and 13% of accounts receivable as of September 1, 1996 and
1995, respectively.  This same customer accounted for 7.1% and 6.8% of net sales in 1996 and 1995, respectively.  The Company's customers are primarily in the convenience store and food service industries.  Generally, the Company does not require collateral or other security to support customer receivables.


5.	INVENTORIES
   -----------

	Inventories at September 1, 1996 and September 3, 1995 consist of the following:

                                                  1996          1995
                                                ----------    ----------

       Raw materials                            $  467,000    $  659,000
       Finished goods                              600,000     1,209,000
                                                ----------    ----------
                                                $1,067,000    $1,868,000
                                                ==========    ==========

                                       F-11
6.	PROPERTY AND EQUIPMENT
   ----------------------

	Property and equipment at September 1, 1996 and September 3, 1995 consists of the following:

                                                  1996          1995
                                                ----------    -----------

       Land                                     $  472,000    $  462,000
       Buildings and improvements                1,215,000     1,467,000
       Furniture, fixtures and equipment         1,154,000       565,000
       Machinery and equipment                   1,820,000     2,297,000
       Transportation and delivery equipment     1,340,000     1,172,000
                                                ----------    ----------
                                                 6,001,000     5,963,000

       Accumulated depreciation and
        amortization                             1,650 000     1,106,000
                                                ----------    ----------

                                                $4,351,000    $4,857,000
                                                ==========    ==========

	Included in the above amounts are capitalized leases principally for machinery and equipment recorded at fair market value at the inception of the leases in the amount of $1,575,000 as of September 1, 1996 and $1,628,000 as of September 3, 1995. Accumulated amortization at September 1, 1996 and September 3, 1995 amounted to $338,000 and $169,000, respectively.

7.	INTANGIBLE ASSETS
   -----------------

	Intangible assets as of September 1, 1996 and September 3, 1995 consist of the following:

                                                    1996         1995
                                                 ---------    ---------

Direct delivery sales routes                     $    -        $827,000

Accumulated amortization                              -         (32,000)
                                                 ---------     --------

                                                 $    -        $795,000
                                                 =========     ========

	The Company, through its acquisition of Sandwich Maker in 1996, Royal in 1995, and Stewart and Carriage Town in 1994, increased its intangible assets by $579,000, $830,000, $399,000 and $828,000, respectively. The Company evaluated the carrying value of intangible assets as of September 1, 1996 and September 3, 1995 and determined that certain assets were impaired and, accordingly, charged $1,280,000 and $1,235,000 to operations in the fourth quarters of fiscal 1996 and 1995. During the fourth quarter of 1995, the Company also charged $668,000 to operations which is included in interest expense for financing costs previously deferred.

                                       F-12
8.	NOTES PAYABLE AND LONG-TERM DEBT
   --------------------------------

	Long-term debt consists of the following at September 1, 1996 and September
3, 1995:

                                                  1996           1995
                                                ---------     ----------

AFI note payable with interest at 8.5%
payable at maturity, collateralized by
the proceeds of an AFI public offering.
Repaid in 1996 through the issuance of
11% Convertible Preferred Stock.(a)             $     -       $   500,000

Installment note payable with interest
at 8.5%, due in monthly installments
of $13,140, including interest, through
August 1998, collateralized by delivery
vehicles.                                         267,000         397,000

Installment notes payable with interest
at 8.75% to 10%, due in monthly
installments of $3,700, including
interest, through November 1999,
collateralized by delivery vehicles.               116,000            -

Installment note payable with interest
at 17.7%, due in monthly installments
of $1,625 including interest, through
June 1998, collateralized by computer
equipment.                                          17,000            -

Installment note payable with interest
at 8.9%, due in monthly installments of
$753 including interest, through August
1998, collateralized by delivery vehicles.          16,000         23,000

                                       F-13
Installment note payable, noninterest
bearing and uncollateralized, interest
imputed at 12%, repaid in 1996.                         -          94,000

Note payable with interest at 12.5% payable
monthly, collateralized by substantially
all of the Company's tangible and intangible
assets, due November 1997.  (b)                  3,061,000      2,650,000
                                                ----------    -----------

                                                 3,477,000      3,664,000

Current portion (including $3,061,000 and
$3,150,000 classified as current due to
noncompliance with loan covenants in 1996
and 1995, respectively)                         (3,262,000)    (3,316,000)
                                                ----------    -----------

                                                $  215,000    $   348,000
                                                ==========    ===========

(a)	The note was due to an affiliate of a former AFI director.  In accordance with the terms of the agreement, the Company agreed to sell to the lender
100,000 restricted units consisting of one share of AFI common stock and one common stock purchase warrant. The Company tendered its payment to repay the note, but, at the Company's request, the lender returned the payment and provided an extension of the due date. In February 1996, the note payable, together with accrued interest of $44,000 and a $50,000 fee for rescission of the stock issuance agreement discussed above, was converted into 539 shares of the Company's 11% Convertible Preferred Stock. (See Note 12.)

(b)	This loan agreement, originated in May 1995, contains substantial restrictions on the conduct of business and other activities of the Company other than in the ordinary course of business without the prior consent of the lender. The loan agreement also limits the Company's ability to encumber assets or borrow additional funds without prior consent of the lender. The Company may not declare or pay any dividends or make distributions of any kind in cash or stock. In connection with the loan agreement, the Company entered into a four year consulting agreement with an affiliate of the lender requiring payments of $54,000 per year. The lender also has the right to nominate at least two members of the Company's board of directors (or three members if the board is expanded to seven members). In connection with this financing, the Company also issued warrants to purchase common stock (see
Note 11). On November 22, 1995, the Company and its lender amended this loan agreement to provide for an additional future advance of up to $1 million, of which $603,000 was advanced to the Company. The balance of the advance is not expected to be disbursed by the lender. In May 1996, in connection with a sale of property, the Company repaid approximately $194,000 of the loan balance. In addition, the Company entered into warrant agreements between the lender, the Company and AFI as further discussed in Note 11.

                                       F-14
	During the period from May 22, 1995 to November 30, 1995, the Company violated certain covenants contained in the loan agreement including late interest payments, failure to provide financial information within the time allotted in the agreement, failure to obtain written approval for certain transactions, material adverse changes in financial condition and trade accounts payable that are past due. The lender waived these defaults through December 1, 1995 and the agreement was amended to ease certain covenant requirements through September 30, 1996. While the lender has not expressed an intent to declare the loan in default by reason of any violations of these covenants, the provisions of the loan documents are so ambiguous and onerous as to preclude classification of the loan as long-term. Accordingly, the Company has classified the loan as a current liability.

	Principal maturities of long-term debt by year are as follows:

          Year ending:

            1997 (including $3,061,000
            classified as current due to
            noncompliance with loan
            covenants)                            $3,262,000
            1998                                     173,000
            1999                                      40,000
            2000                                       2,000
                                                  ----------

                                                  $3,477,000
                                                  ==========

	The carrrying value of the Company's notes payable, logn-term debt and convertible debentures approximates fair value as of September 1, 1996.

                                       F-15
9.	CONVERTIBLE DEBENTURES
   ----------------------

	Convertible debentures consist of the following as of September 1, 1996 and
September 3, 1995:

                                                   1996           1995
                                                ----------    -----------

8% collateralized convertible debentures,
due on demand, no interest is due for the
first year, interest payable monthly
thereafter.                                     $1,050,000    $     -

10% uncollateralized convertible debentures,
due two years from the date of issuance in
1998, interest is payable monthly.                 500,000          -

10% convertible debenture issued to an
entity controlled by a subsidiary's
director, converted to 11% Convertible
Preferred Stock in February 1996.  (See
Note 12)                                              -         2,300,000

10% convertible debenture issued in
January 1995 for $500,000.  Approximately
$125,000 and $375,000 converted to
common stock in fiscal 1996 and 1995,
respectively.                                         -           125,000

Prime rate plus 1% convertible debenture
issued in August 1995 for $500,000. Converted
to common stock in fiscal 1996.                       -           500,000
                                                ----------    -----------
                                                 1,550,000      2,925,000
Less current portion                            (1,050,000)          -
                                                ----------    -----------

                                                $  500,000     $2,925,000
                                                ==========     ==========

	All 1996 debentures may be converted into common stock, subject to the Company having sufficient authorized shares, at a conversion price of $.0125 per share, subject to adjustment as defined in the agreements. As of December 16, 1996, the Company did not have sufficient authorized shares to permit conversion of any debentures. Management intends to request that shareholders approve an increase in the number of authorized shares of common stock. The 1996 convertible debentures are collateralized by certain assets subject to security agreements. All 1995 debentures were convertible into common stock at a conversion price of fifty percent of the closing bid price of the common stock at the date of conversion. In addition, the Company may redeem the debentures prior to maturity for the principal amount outstanding plus accrued interest.

                                       F-16
	During the year ended September 1, 1996, convertible debentures totaling $2,475,000 plus accrued interest of $113,000 were converted into 21,962,099 shares of common stock. If such conversions occurred at the beginning of the year, net loss per share would have been $.19 per share based upon adjusted weighted average number of shares outstanding of 62,264,000 shares. During the year ended September 3, 1995, convertible debentures totaling $2,440,000 plus accrued interest of $234,000 were converted into 6,295,618 shares of common stock. If such conversions occurred at the beginning of the year, net loss per share would have been $.89 per share based upon adjusted weighted average number of shares outstanding of 13,902,000 shares. (See also Note
12.)

	Principal maturities of convertible debentures by year are as follows:

            Year ending:

            1997                                  $1,050,000
            1998                                     500,000
                                                  ----------

                                                  $1,550,000
                                                  ==========


10.	CAPITALIZED LEASE OBLIGATIONS
    -----------------------------

	Capital leases consist primarily of an obligation with imputed interest at 7%, due in monthly installments, including interest, through December 2003.

	At September 1, 1996, approximate future minimum lease payments under capital leases are as follows:

     Year ending:

     1997                                       $  252,000
     1998                                          225,000
     1999                                          180,000
     2000                                          180,000
     2001                                          180,000
     Thereafter                                    420,000
                                                ----------
                                                 1,437,000
     Less amount representing interest            (297,000)
                                                ----------
     Net present value of future minimum
      lease payments                             1,140,000
     Less current portion                         (176,000)
                                                 ---------

                                                 $ 964,000
                                                 =========

                                       F-17
11.  STOCK OPTIONS AND WARRANTS
     --------------------------

    Employee Stock Options
    ----------------------

	In January 1994, the Company adopted a Stock Option Plan (the "1993 Plan") which provides for the granting of incentive and non-qualified stock options to key employees of the Company and certain independent contractors. The maximum number of common shares for which options may be granted under the plan is 500,000. Options may be exercised within a ten-year period.
Incentive stock options may be granted at an exercise price not less than the fair market value of common stock at the date of grant. Non-qualified options may be granted at an exercise price not less than the par value of the common stock at the date of grant. The following table summarizes the 1993 Plan activity for the years ended September 1, 1996 and September 3, 1995:

                                         Number of
                                           Shares    Exercise Price
                                        -----------  ---------------

Balance, August 31, 1994                  369,600     $.001 to $3.44
Grants                                    490,400          $ .88
Cancellations                            (360,000)         $3.44
                                         --------
Balance, September 3, 1996                500,000     $.1875 to $.88
Grants                                    343,240     $.0935 to $.09375
Cancellations                            (500,000)    $.1875 to $.88
                                         --------
Balance, September 1, 1996                343,240     $.001 to $.09375
                                         ========
Exercisable as of September 1, 1996       343,240     $.001 to $.09375
                                         ========

	In January 1995, the Company adopted the following Stock Option Plans:

                                       F-18
	1)	Key Employee Stock Option Plan -.  The Plan provides for the granting of incentive and non-qualified stock options to key employees of the Company and certain independent contractors.  Under the Plan, the maximum number of common shares for which options may be granted is 2,500,000. Of the options granted during 1995, options to purchase 1,578,333 shares of common stock are vested and exercisable at $.0935 to$.09375 per share.

	2)	Executive Stock Option Plan - The Plan provides for the granting of incentive and non-qualified stock options to the Company's executive officers.
As of the adoption of this plan, the Company had four officers who were eligible to participate.  Under the Plan, the maximum number of common shares for which options may be granted is 2,700,000.  The options have a term of 5 years from the date of grant. Options to purchase 2,633,333 shares are fully vested and exercisable at $.0935 to $.09375 per share.

	3)	Directors Stock Option Plan - The Plan provides for the granting of non-
qualified stock options to the Company's non-employee directors.  As of the adoption of this plan, the Company had two directors who were eligible to participate, and as of September 1, 1996 three directors were eligible.  Under the Plan, the maximum number of common shares for which options may be granted is 350,000.  The options have a term of ten years from the date of grant and vest immediately.

	The following table summarizes the activity for the 1995 stock option plans for the years ended September 1, 1996 and September 3, 1995:

               Key Employee Stock      Executive Stock     Directors Stock
                 Option Plan             Option Plan         Option Plan

               Number of  Exercise   Number of   Exercise  Number of  Exercise
                Shares      Price     Shares       Price     Shares     Price
               ---------  ---------- ---------- ---------- ---------- ---------
Grants         2,252,500     $.25    5,400,000   $.56 to      50,000      $.97
                                                   $.97
Cancellation       -                (2,700,000)    $.97          -
               ---------            ----------                ------
Balance,
 September 3,
 1995          2,252,500     $.25    2,700,000     $.56       50,000      $.97
Grants         1,202,500   $.0935 to   250,000  $.0935 to     77,500    $.19 to
                           $.09375               $.09375                $.3125
Cancellations (1,876,667)    $.25    ( 316,667)  $.19 to         -
                                                  $.56
              ----------            ----------                -------
Balance,
 September 1,            $.0935 to              $.0935 to               $.19 to
 1996         1,578,333   $.09375    2,633,333   $.09375      127,500    $.97
              =========              =========                =======

Exercisable
 at September            $.0935 to              $.0935 to               $.19 to
 1, 1996      1,578,333  $.09375     2,354,217   $.1875       127,500    $.97
              =========              =========                =======

                                       F-19
	During the year ended September 1, 1996, the remaining options under the Key
Employee Stock Option Plan and the Executive Stock Option Plan were repriced to $.09375 and $.0935 (the market price at the repricing date).  Certain previously granted stock options which were not fully vested at September 1,
1996 were cancelled as part of the Company's relocation of its home office to
Virginia. (See Note 3 regarding management's plans.)

	As of September 1, 1996, no stock options have been exercised.

	SFAS No. 123, "Accounting for Stock-Based Compensation," becomes effective for years beginning after December 15, 1995.  This pronouncement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value accounting rules.  Additional disclosures are required under the new pronouncement regardless of which method is used to measure compensation.  Management of the Company has not yet determined which method will be followed when the new pronouncement is implemented.

	Consultants' Stock Transactions
 -------------------------------

	From 1993 to 1995, the Company granted options to consultants for providing certain management advisory services.  Total cash proceeds from the exercise of consultants' stock options amounted to $808,000 for fiscal 1995.  During the fourth quarter of fiscal 1995, the Company reflected the difference between the fair market value of the common stock and the option exercise price at the date of grant of approximately $982,000 as consultants' stock option compensation expense in the statement of operations for the year ended
September 3, 1995.

	Warrants
 --------

	In August 1992, the Company issued warrants to the underwriters of the Company's initial public offering to purchase 25,000 shares of common stock at $24.00 per share. The warrants are currently exercisable and expire in August 1997. No warrants have been exercised as of September 1, 1996.

In September 1994, the Company issued warrants to purchase 120,000 shares of common stock at an exercise price of $2.50 per share for legal services rendered. The warrants expire in September 1997.

                                       F-20
As part of the loan agreement entered into on May 22, 1995, the Company issued 3,126,389 warrants to the lender at $.5625 per share (the market value at that date), expiring May 2000 and agreed to issue additional warrants, as necessary, in order for the lender to maintain a 15% interest in the Company. In connection with an amendment on November 22, 1995, the Company agreed to issue additional warrants to purchase approximately 2 million shares of the Company's common stock at $.5625 per share, expiring November 21, 2000. In addition, the amendment adjusted the ownership maintenance percentage from 15% to 18.5% of the Company's common stock on a fully-diluted basis. As of September 1, 1996, the lender was entitled to warrants to purchase 17,949,931 shares, of which warrants totaling 3,126,389 shares were issued at the time of the loan agreement.

Similar warrant agreements have been entered into between the lender and AFI (only upon an initial public offering of the common stock of AFI), Royal and Stewart to which the lender would be issued warrants to purchase 15%
(18.5%, as amended) of the issued and outstanding stock of the subsidiaries at $.5625 per share. Further, in the event the Company does not attain certain financial goals or market price before May 1997 and for each twelve month period ending thereafter until May 2000, the Registered Holder will be entitled to receive additional warrants.

The Company also issued warrants to purchase 75,000 shares of common stock at an exercise price of $.5625 as a finder's fee for arranging the financing described in the preceding paragraph.

In connection with the conversion of convertible debentures and a note payable in February 1996, the Company issued 421,911 shares of its common stock and warrants to purchase 216,250 shares of its common stock at an exercise price of $.125 through September 2001.

In August 1996, in connection with the Company's issuance of its convertible debentures, the Company, as a commission, issued warrants to purchase 432,500 shares of its common stock at an exercise price of $.125 through September 2001. In addition, the Company issued warrants to purchase 16,000,000 shares of its common stock at an exercise price of $.0125 through September 2001.

                                       F-21
12.	PREFERRED STOCK AND WARRANTS
    ----------------------------

	In July 1993, the Company issued 352,667 shares of 8% cumulative convertible preferred stock ("Preferred Stock") for net proceeds of $2,267,800.
Preferred stockholders are entitled to a cumulative dividend of $.60 per share, payable semi-annually, on June 30 and December 31 of each year only when declared by the Board of Directors.  Each share of Preferred Stock is convertible, for up to three years after issuance, into one unit consisting of .6 shares of common stock and a unit warrant to purchase .6 shares of common stock at $40.00 per share. The unit warrants may be exercised within a
5 year period from the date of issuance.  The Company, at its option, may redeem preferred stock at $15.00 per share provided the trading value of the common stock has averaged more than $45.00 per share for a specified period.
The Company may redeem the unit warrants for $.25 per unit, provided that the
Company's common stock meets certain trading requirements.

	The Company redeemed 1,317 shares of preferred stock during the year ended August 31, 1994 for approximately $9,900. The Company also redeemed 16,000 shares of preferred stock during the year ended September 3, 1995 for $132,500 including accrued dividends of $12,500.

During the year ended September 3, 1995, approximately 95% of the preferred shareholders agreed to exchange their preferred stock holdings and related dividends in arrears totaling approximately $308,000 into 1.3 shares of the Company's common stock, two shares of common stock of JRBO and a five year warrant to purchase .6 shares of the Company's common stock at $3.00 per share for each share of preferred stock. In connection with the above, during fiscal 1995, the Company issued 359,637 shares of the Company's common stock and 639,700 shares of JRBO common stock in exchange for 226,236 shares of preferred stock and related dividends. During fiscal 1996, the Company issued 15,780 shares of the Company's common stock and 52,600 shares of JRBO common stock in exchange for 26,300 shares of preferred stock and related dividends.

	Dividends in arrears as of September 1, 1996 and September 3, 1995 were $28,000 and $19,000, respectively, and remain an obligation of the Company if not paid at the time of conversion. Of the 82,814 shares of Preferred Stock outstanding as of September 1, 1996, shareholders of all but 15,500 shares agreed to the exchange discussed in the preceding paragraph.

                                       F-22
	The Company sold, in conjunction with the issuance of preferred stock, certain warrants to purchase an aggregate of 10,580 shares of preferred stock at $62.50 per share for a period of three years from the date of issuance to the underwriters of the offering. Each share of Preferred Stock issued upon the exercise of the warrants is convertible into a unit, each unit comprising
 .6 shares of common stock and a warrant exercisable into .6 shares of common stock at $40.00 per share. The warrants issued are subject to redemption by the Company at $.25 per warrant provided that the Company's common stock meets certain trading requirements.

	During 1996, the Company issued a new series of its previously authorized preferred stock. This new series is the subject of a Certificate of Designation, as amended (the "Certificate") and is the 11% Convertible
Preferred Stock (referred to as "COPS"). Each share of COPS is issued for $1,100; has a dividend or payment in lieu thereof, payable quarterly starting June 30, 1996; and is convertible into common stock at the option of the holder at the rate of $.18 per share or by the Company as provided in the Certificate. The Company issued 2,575 shares of the COPS in exchange for the conversion of a $2.2 million debenture plus accrued interest (see Note 9) and in exchange for cancellation of a $500,000 note plus accrued interest and a $50,000 fee (see Note 8). Dividends in arrears total $169,000 at September
1, 1996.

13.	SUBSCRIPTION RECEIVABLE
    -----------------------

	The Company has a subscription receivable in the amount of $1,490,000 which was reflected as a reduction of stockholders' equity as of August 31, 1994.
Collection of the subscription receivable had been delayed due to an improper distribution of the Company's stock.  In October 1995, the Company collected approximately $55,000 in a negotiated settlement with its former transfer agent and is still pursuing the individual former stockholders and other service providers for nonpayment of the subscribed amount or the return of the improperly issued stock.  Due to the uncertainty surrounding the collection of this subscription, in 1996, the Company offset the subscription receivable against additional paid-in capital.


14.	INCOME TAXES
    ------------

	The Company recognized a net deferred asset, consisting principally of the tax benefit of a net operating loss carryforward, of $14.9 million and $10.4 million as of September 1, 1996 and September 3, 1995, respectively. The
Company has provided a full valuation allowance against such net deferred asset. Accordingly, the Company has not recorded an income tax benefit for the fiscal years ended September 1, 1996 and September 3, 1995.

	As of September 1, 1996, for income tax purposes, the Company has net operating loss carryforwards of approximately $32 million which are available to offset future taxable income, if any. The net operating loss carryforwards expire in various years ending in 2011.

                                       F-23
15.	SUPPLEMENTAL CASH FLOWS INFORMATION
    -----------------------------------

	Supplemental disclosure of cash flow information:

	Interest paid during 1996 and 1995 was $533,000 and $280,000, respectively.

	Non cash financing and investing activities:

	During the years ended September 1, 1996 and September 3, 1995, non-cash investing activities included the acquisition of Sandwich Makers and Royal for $350,000 and $3,947,000, respectively. Assets acquired, liabilities assumed and consideration paid relating to those acquisitions are as follows:

                                                  1996           1995
                                                ----------    -----------
Fair value of assets acquired                   $966,000      $4,660,000
Cash acquired                                       -           (171,000)
Liabilities assumed                             (610,000)       (713,000)
Issuance of note to seller                      (295,000)     (1,300,000)
                                                --------      ----------
                                                  61,000       2,476,000
Amount paid in 1995 for Sandwich
Maker acquisition and in 1994 for
Royal acquisition                                 (6,000)       (200,000)
                                                --------      ----------
Consideration paid                              $ 55,000      $2,276,000
                                                ========      ==========

	During 1996, the Company repaid approximately $194,000 of a note payable from the proceeds of a sale of property and equipment.  In addition, the Company sold its Roanoke sales district and trucks in exchange for reducing approximately $65,000 of notes payable.

                                       F-24
	During 1996, the Company issued 22,640,670 shares of its common stock upon conversions of convertible debentures and to repay a note payable, totalling $2,665,000 plus accrued interest of $113,000. In addition, the Company issued 2,575 shares of its 11% Convertible Preferred Stock totalling
$2,832,000 upon conversions of convertible debentures, a note payable, related accrued interest and a fee.

	In April 1995, the Company issued 1,444,667 shares of its common stock to pay invoices totaling $1,084,000 for legal services.

	During 1995, the Company entered into a capitalized lease agreement for telephone equipment valued at $122,000.


16.	COMMITMENTS AND CONTINGENCY
    ---------------------------

	At September 1, 1996, approximate future minimum rental payments applicable to noncancellable operating leases for office and retail space are as follows:

           Year ending:

            1997                               $  617,000
            1998                                  504,000
            1999                                  470,000
            2000                                  423,000
            2001                                  246,000
            Thereafter                             92,000
                                               ----------

                                               $2,352,000
                                               ==========

	The above amounts exclude the future minimum rental payments associated with leases assigned or sublet in connection with the discontinued operations of
JRBO for which the Company is contingently liable (see Note 17).

	Rent expense was $1,802,000 and $1,296,000 for the years ended September 1,
1996 and September 3, 1995, respectively.

	In connection with the Royal acquisition, the Company became the guarantor of certain loans to distributors.  As of September 1, 1996, the balance of the loans was approximately $100,000.  During fiscal 1996, pursuant to this guarantee, the Company was required to repay loans totaling approximately
$35,000.

                                       F-25
17.	DISCONTINUED OPERATIONS
    -----------------------

	On June 16, 1995, the Company's board adopted a formal plan to dispose of its
JRBO stores by ratifying sales of certain stores and authorizing the sale of
JRBO's remaining stores to directors, officers, employees and other parties.
Accordingly, the Company has classified the optical business as discontinued
operations as of September 3, 1995.  Through August 1995, the net assets of seven of the stores were sold for $456,000.  On September 11, 1995, the four remaining stores were closed and the inventory and property and equipment were sold to a JRBO director and an unrelated party for an aggregate price of
$68,000.  The operating results for this period were minimal.  In connection with the transactions, JRBO assigned its existing store leases and certain capitalized equipment lease obligations to certain buyers.  The Company is contingently liable for leases assigned or sublet in the aggregate amount of approximately $276,000.  The leases expire in various years through 2000.
There were no income tax consequences of the above disposition.

	There were no material operations in fiscal 1996. The following are the results of discontinued operations for 1995:

                                                  1995
                                               -----------
Net sales                                      $1,901,000
Costs and expenses                              2,883,000
                                               ----------
Operating loss                                   (982,000)
Minority interest                                 197,000
                                               ----------
Loss from discontinued operations              $ (785,000)
                                               ==========

	In connection with the discontinuation of the optical business, the Company recorded a charge in 1995 of $680,000 to write down JRBO's net assets to estimated realizable values and accrue for estimated operating losses of
$124,000 through the anticipated phase out period.

                                       F-26
	The assets and liabilities of the discontinued operation, which have not been reclassified on the consolidated balance sheets, are as follows (in thousands):

                                                  1996           1995
                                                ---------     ----------
Current assets, principally accounts
receivable and inventories                      $   -         $  70,000
Plant and equipment                                 -             8,000
Other assets                                      72,000        101,000
                                                --------      ---------
Total assets                                    $ 72,000      $ 179,000
                                                ========      =========

Accounts payable and accrued liabilities        $325,000      $ 378,000
Notes payable and long-term debt                    -            22,000
                                                --------      ---------
Total liabilities                               $325,000      $ 400,000
                                                ========      =========


18.	LITIGATION AND SEC INVESTIGATION
    --------------------------------

	In addition to certain individuals, the Company has been named as a defendant in several lawsuits alleging violations of various federal and state securities laws.  The suits were consolidated but were not certified as class actions.  The Company and the individuals have tentatively agreed with the plaintiffs' attorneys on a settlement to resolve the claims against the
Company and its directors arising out of these lawsuits.  The proposed settlement contemplates issuance of warrants to purchase 228,280 shares of common stock at 75% of the market price at the date of settlement and 228,280 shares of common stock.  The Company will either issue new shares or use the shares held in escrow on behalf of the Company's former chief executive and financial officers.  The Company also has filed an action to seek recovery of alleged damages with respect to the diversion of the Company assets by those officers.  Included in accrued expenses as of September 1, 1996 and September
3, 1995 is approximately $200,000 and $300,000, respectively, for the settlement of this suit and related costs.

	Based on information supplied to the Securities and Exchange Commission ("SEC"), by the Company, on April 26, 1994, the Securities and Exchange Commission issued an order for a private investigation of the Company and certain of its officers and directors to determine whether violations of the securities laws may have occurred and so as to enable the SEC to issue subpoenas and obtain documents. In November 1996, the Company consented to the entry of a final judgment of permanent injunction and other relief in the United States District Court Southern District of Florida relating to this matter, neither admitting nor denying the allegations of the complaint. The consent has ben submitted to the court for final affirmation and approval by the judge.

	The Company is a party to certain other proceedings arising in the normal course of business which it believes will not have a material adverse impact on its financial condition or results of operations.

                                       F-27
19.	SUBSEQUENT EVENTS
    -----------------

    Debenture Transactions
    ----------------------

	Through December 13, 1996, the Company issued $2 million of 8% secured convertible debentures. The outstanding principal balance of each debenture matures and is due on demand. No interest is due during the first year of the debentures. Thereafter, interest is payable monthly. The debentures may be converted into common stock at a conversion price of $.0125 per share, subject to adjustment as defined in the agreements. The Company may redeem the debentures at any time prior to maturity for the principal amount outstanding including accrued interest.

	During the first quarter of fiscal 1997, a portion of a debenture outstanding as of September 1, 1996 totaling $100,000 plus accrued interest of $18,000 was converted into 3.776 million shares of common stock.

	Preferred Stock Transactions
 ----------------------------

	In September 1996, the Company issued 105 shares of 11% Convertible Preferred
Stock in payment of dividends for the quarter ended June 30, 1996 on 2,575 shares of 11% Convertible Preferred Stock.

                                       F-28