Form 10-Q
period 1996-12-01
APPLETREE COMPANIES INC
filed 1997-01-15
CIK 881106

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q


   (Mark one)
       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 1, 1996

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM                       TO
                               ----------------------   ----------------------
                        Commission file number 1-23020

                         THE APPLETREE COMPANIES, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                           65-0205933
(State or other jurisdiction of incorporation   (I.R.S. Employer
              or organization)                 Identification No.)

               5732 Curlew Drive
               Norfolk, Virginia                  23502
     (Address of principal executive offices)   (Zip Code)

                                (757) 466-9200
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes ___X___    No______


APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Common Stock of the issuer outstanding as of December 1, 1996 was 118,856,323.


                          THE APPLETREE COMPANIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 1, 1996 and September 1, 1996
                    (rounded to thousands except share data)


       ASSETS                                     December 1,     September 1,
                                                     1996             1996
                                                  ------------   -------------
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                        $     -         $  248,000
  Accounts receivable (net of allowance for
   doubtful accounts and spoilage of $693,000
   and $693,000, respectively)                      1,182,000       1,431,000
  Inventories                                       1,003,000       1,067,000
  Prepaid expenses and other current assets           145,000          41,000
                                                  -----------     ------------

     Total current assets                           2,330,000       2,787,000

Property and equipment, net                         4,149,000       4,351,000
Deposits and other assets                             322,000         324,000
                                                  -----------     -----------

     Total assets                                  $6,801,000      $7,462,000
                                                   ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Notes payable                                   $    24,000      $   56,000
  Convertible debentures due on demand              2,700,000       1,050,000
  Current portion of capitalized lease obligations    204,000         176,000
  Current portion of long-term debt                   232,000         201,000
  Accounts payable                                  2,833,000       3,029,000
  Accounts expenses                                 1,774,000       1,931,000
  Reclassification of long-term debt                3,062,000       3,061,000
                                                  -----------     -----------
     Total current liabilities                     10,829,000       9,504,000

Capitalized lease obligations, net of
  current portion                                     927,000         964,000
Long-term debt, net of current portion                165,000         215,000
Convertible debentures                                400,000         500,000
                                                  -----------     -----------
     Total liabilities                             12,321,000      11,183,000
                                                  -----------     -----------

Commitments and contingencies


Stockholders' equity deficiency:
  Preferred stock - par value $.001 per share,
    10,000,000 shares authorized, 85,494 shares
    issued and outstanding as of December 1, 1996
    (liquidation preference of $3,856,140);
    85,389 shares issued and outstanding as of
    September 1, 1996 (liquidation preference of
    $3,740,640)
  Common Stock - par value $.001 per share,
    120,000,000 shares authorized, 118,865,088
    shares issued and 118,856,323 shares
    outstanding as of December 1, 1996;
    115,089,087 shares issued and 115,080,322
    outstanding as of September 1, 1996               119,000         115,000
  Additional paid-in capital                       36,163,000      35,933,000
  Accumulated deficit                             (41,643,000)    (39,610,000)
  Less treasury stock, at cost                       (159,000)       (159,000)
                                                  -----------     -----------
     Total stockholders' equity deficiency         (5,520,000)     (3,721,000)
                                                  -----------     -----------

     Total liabilities and stockholders'
       equity deficiency                          $ 6,801,000      $7,462,000
                                                  ===========      ==========


    See accompanying notes to condensed consolidated financial statements.





                         THE APPLETREE COMPANIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three-month periods ended December 1, 1996
                             and December 3, 1995
                  (rounded to thousands except per share data)
                                (Unaudited)

                                                    1996             1995
                                                ------------     ------------

Net sales                                       $  5,338,000     $  8,030,000

Costs of goods sold                                3,407,000        5,124,000
                                                ------------     ------------

Gross profit                                       1,931,000        2,906,000
                                                ------------     ------------

Operating expenses:
  Selling, general and administrative              3,411,000        4,320,000
  Professional fees                                   75,000          171,000
                                                ------------     ------------
     Total operating expenses                      3,486,000        4,491,000
                                                ------------     ------------
     Loss from operations                        ( 1,555,000)      (1,585,000)
                                                ------------     ------------
Other expense:
  Interest expense                                   160,000          257,000
  Other expense                                        2,000           15,000
                                                ------------     ------------

     Total other expense                             162,000          272,000
                                                ------------     ------------
     Net loss                                   $( 1,717,000)    $( 1,857,000)
                                                ============     ============

Net loss per common share:
  Net loss applicable to common stockholders    $( 1,798,000)    $( 1,860,000)
                                                ============     ============

  Weighted average number of common shares
   outstanding                                   118,151,000       23,900,000
                                                ============     ============

  Net loss per common share                     $      (0.02)    $      (0.08)
                                                ============     ============


     See accompanying notes to condensed consolidated financial statements.




                         THE APPLETREE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three-month periods ended December 1, 1996
                             and December 3, 1995
                            (rounded to thousands)


                                                   1996               1995
                                                -------------    -------------

Cash flows from operating activities            $( 1,717,000)    $( 1,857,000)
  Net loss
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                   219,000          208,000
      Amortization expense                              -               7,000
      Bad debt expense                                24,000           36,000
      Gain on sale of fixed assets                      -              (3,000)
  Changes in operating assets and liabilities,
    net of effects of acquisition:
      Accounts receivable                            225,000          320,000
      Inventories                                     64,000         (280,000)
      Prepaid expenses and other current assets     (104,000)        (103,000)
      Other assets                                     2,000         ( 26,000)
      Accounts payable and accrued expenses         (535,000)        (425,000)
                                                ------------     ------------
       Net cash used in operating activities      (1,822,000)      (2,123,000)
                                                ------------     ------------

Cash flows from investing activities:
  Payments for acquisition                              -             (55,000)
  Capital expenditures                              ( 17,000)        (106,000)
  Proceeds from sale of property and equipment                          4,000
                                                ------------     ------------
       Net cash used in investing activities        ( 17,000)      (  157,000)
                                                ------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of convertible
    debentures                                     1,650,000        1,050,000
  Proceeds from issuance of note payable
    and long-term debt                                  -             603,000
  Payments on note payable, long-term debt
    and capitalized lease obligations               ( 59,000)      (  106,000)
  Deferred financing costs                              -            ( 34,000)
  Proceeds from issuance of preferred
    and common stock                                    -           1,015,000
                                                ------------     ------------

       Net cash provided by financing activities   1,591,000        2,528,000
                                                ------------     ------------
       Net increase (decrease) in cash
        and cash equivalents                        (248,000)         248,000

Cash and cash equivalents at beginning of year       248,000             -
                                                ------------     ------------
Cash and cash equivalents at end of year        $       -        $    248,000
                                                ============     ============


    See accompanying notes to condensed consolidated financial statements.



                          THE APPLETREE COMPANIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three-Month Periods ended December 1, 1996
                             and December 3, 1995
                                  (Unaudited)


Note 1 - BASIS OF PRESENTATION

In the opinion of management of the Company, the accompanying condensed consolidated financial statements contain all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. The September 1, 1996 condensed consolidated balance sheet was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended September 1, 1996.


Note 2 -	INVENTORIES

	Inventories consist of the following:

                                      December 1, 1996    September 1, 1996
                                      ----------------    -----------------
                                         (Unaudited)

      Raw materials and supplies         $  447,000            $  467,000
      Finished goods                        556,000               600,000
                                         ----------            ----------
                                         $1,003,000            $1,067,000
                                         ==========            ==========

Note 3 - PROPERTY AND EQUIPMENT

	Property and equipment consist of the following:
                                      December 1, 1996    September 1, 1996
                                      ----------------    -----------------
                                         (Unaudited)

      Land                               $  472,000            $  472,000
      Buildings and improvements          1,221,000  	           1,215,000
      Furniture, fixtures and equipment   1,154,000  	           1,154,000
      Machinery and equipment             1,820,000  	           1,820,000
      Transportation and delivery
       equipment                          1,346,000             1,340,000
                                         ----------            ----------
                                          6,013,000             6,001,000
      Accumulated depreciation and
       amortization                      (1,864,000)         	 (1,650,000)
                                         ----------            ----------
                                         $4,149,000	           $4,351,000
                                         ==========            ==========


Note 4 - CONVERTIBLE DEBENTURES

The Company issued $1,650,000 of 8% debentures in the first quarter of fiscal 1997, and $667,500 of 8% debentures in December 1996 and January 1997. The outstanding principal balance of each debenture is payable on demand. Interest for the first year is waived, and thereafter, interest is payable monthly. The debentures may be converted into common stock at a conversion price of $.0125. The Company, however, currently does not have sufficient authorized and unissued shares of common stock to issue upon the conversion of any debentures. The Company may redeem the debentures at any time prior to maturity for the principal amount outstanding including accrued interest.

The Company issued 3,776,000 shares of its common stock during the first quarter of fiscal 1997 in partial satisfaction of a convertible debenture ($100,000) and accrued interest of $18,000.

Note 5 - PREFERRED STOCK TRANSACTIONS

The Company's 11% Convertible Preferred Stock ("COPS") has a dividend or payment in lieu thereof, payable quarterly commencing June 30, 1996. In September 1996, the Company issued 105 shares of COPS in payment of the June 30, 1996 dividend. Through January 14, 1997, the Company had not fulfilled the dividend requirements of the COPS for subsequent quarterly dividends.

Note 6 - CASH FLOW DISCLOSURES

Non cash financing activities:

In connection with its acquisition of Sandwich Maker in October 1995, the Company acquired assets and assumed liabilities as follows:

                                               1995
                                            ----------

Fair value of assets acquired                 $931,000
Liabilities assumed                           (593,000)
Issuance of note to seller                    (263,000)
                                              --------
Net consideration paid                          75,000
Net other purchase price adjustments and
 amounts to be paid after December 3, 1995     (20,000)
                                              --------
Cash paid for acquisition                     $ 55,000
                                              ========

During the three-month period ended December 1, 1996, $100,000 of convertible debentures and accrued interest of $18,000 were converted into 3,776,000 shares of common stock.

During the three-month period ended December 1, 1996, the Company issued 105 shares of its convertible preferred stock valued at approximately $116,000 as payment for dividends accrued through June 30, 1996 on 2,575 shares of its convertible preferred stock. The Company has not yet declared dividends for the three-month periods ended September 30, 1996 or December 30, 1996.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three-Month Period Ended December 1, 1996 compared to December 3, 1995

Net sales decreased $2,692,000 (approximately 33.5%) from $8,030,000 for the three-month period ended December 3, 1995 to $5,338,000 for the three-month period ended December 1, 1996. The principal reason for the decrease in net sales is the elimination of unprofitable routes which accounted for approximately $890,000 of the decrease. Food service sales reductions resulting principally from the discontinuation of the institutional beef business accounted for approximately $600,000 and approximately $324,000 was due to reduced vending sales.

Cost of goods sold as a percentage of net sales for the three-month period ended December 1, 1996 was approximately 64% compared with approximately 64% for the three-month period ended December 3, 1995.

Operating expenses decreased $1,005,000 (approximately 22%) to $3,486,000 (approximately 65% of net sales) for the three-month period ended December 1, 1996 from $4,491,000 (approximately 56% of net sales) for the three-month period ended December 3, 1995. This decrease was attained by management's elimination of duplicative expenses, consolidation of departments, elimination of unprofitable routes during the latter part of fiscal 1996, relocation of home office from Florida to Virginia, reduction of executive and other salaries, and a reduction of professional fees and electricity.

Other expenses decreased to $162,000 for the three month period ended December 1, 1996 compared with $272,000 for the three-month period ended December 3, 1995. The principal factor in this decrease was reduced interest expense in 1996, caused by the issuance of convertible debt which is noninterest bearing in its first year and conversion of amounts outstanding during the three-month period ended December 3, 1995 into common stock during fiscal 1996.

The Company's net loss per common share decreased from $.08 in fiscal 1995 to $.02 in fiscal 1996. The principal cause for the decrease was the significant number of shares issued during the year ended September 1, 1996 and subsequent thereto through conversions of convertible debentures and additional sales of common stock.


FINANCIAL CONDITION

The Company has experienced significant losses from operations since its inception. The Company has had numerous demands on its capital through the fiscal year ended September 1, 1996 and the three-month period ended December 1, 1996 and it has a working capital deficit of $8,499,000 as of December 1, 1996. Net cash used in operating activities was $1,822,000 for the three-month period ended December 1, 1996 compared with $2,123,000 in the three-month period ended December 3, 1995. Management anticipates negative cash flows from operating activities will continue until the Company has completed its cost reduction plan currently under way. This plan includes relocating the Company's home office to its Norfolk operations center in August 1996, dismissing several executive and administrative employees, reducing administrative overhead, eliminating unprofitable routes, reducing distribution costs, and further consolidation of certain departments to reduce selling, general and administrative expenses.

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

Net cash used in investing activities was $17,000 for the three-month period ended December 1, 1996 compared with $157,000 in fiscal 1996. Of the fiscal 1996 amount, $55,000 was used to fund an acquisition. Capital expenditures were $17,000 and $106,000 during fiscal 1997 and 1996, respectively. Management has evaluated the Company's current facilities and equipment and anticipates that additional capital expenditures may be necessary in the near future. No material contractual commitments for capital expenditures existed at year-end. There is no assurance that financing or equity capital will be available at terms acceptable to the Company to fund any significant capital expenditures.

During fiscal 1996, the Company financed its investments and operating deficits through funds obtained by the issuance of common stock and convertible debentures, and an additional $604,000 loan from Strategica Capital Corporation ("Strategica"). The Company received $4.7 million from the issuance of common stock. The Company also received $3.3 million from the issuance of convertible debentures. Most of the debentures are payable on demand and are noninterest bearing for the first year of the instrument. During the three-month period ended December 1, 1996, the Company issued $1.6 million of convertible debentures.

The Strategica loan agreement, originated in May 1995, requires monthly interest payments at 12.5% and contains substantial restrictions on the conduct of business and other activities of the Company other than in the ordinary course of business without the prior consent of the lender. The loan is collateralized by substantially all the Company's tangible and intangible assets. The loan agreement also limits the Company's ability to encumber assets or borrow additional funds without prior consent of the lender. Pursuant to the agreement the Company may not declare or pay any dividends or make distributions of any kind in cash or stock. The lender also has the right to nominate at least two members of the Company's board of directors (or three members if the board is expanded to seven members). In connection with this financing, the Company also issued warrants to purchase common stock. On November 22, 1995, the Company and its lender amended this loan agreement to provide for an additional future advance of up to $1 million, of which $604,000 was advanced to the Company. The balance of the advance is not expected to be disbursed by the lender. During 1996, the Company repaid $194,000 of this note from the proceeds of a sale of property. On January 10, 1997, the Company was notified that the lender considers the loan to be in default; however, since September 3, 1995, the Company has classified the loan as a current liability due to the agreement's burdensome and ambiguous terms.

As of January 14, 1997, the Company is obligated under Convertible Debentures aggregating $3,767,500. Of this balance, $400,000 is uncollateralized and due in 1998 with interest at 10%, and $3,367,500 is due on demand with interest at 8% after the first year and collateralized by a security agreement junior to the lien granted Strategica discussed above.

As a result of its severe liquidity problems, the Company frequently has been unable to make timely payments to its trade and other creditors. As of January 13, 1997, the Company had past due accounts payable (greater than 30 days) totaling approximately $2 million. Certain vendors have suspended deliveries to the Company and have agreed to make deliveries only on a cash basis. As a result, the Company was not always able to make product shipments on a timely basis, and although no significant orders have been canceled to date, lack of product has had an adverse effect on sales. Should the Company experience a significant volume of suspended vendor deliveries resulting in reduced sales volume, the Company's ability to maintain its current level of operations would be jeopardized.

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

The Company recognizes that additional funds will be required to pay trade payables, purchase products and make payments for materials. Accordingly, management continues to seek additional capital to maintain its current operations and achieve the needed growth in revenues. The Company acknowledges there can be no assurance that the Company will be able to obtain additional capital or other financing when it is needed, or that such financing will be available on acceptable terms. In the event the Company is unable to generate the necessary revenues to support ongoing operations, or raise additional capital, there could be a serious adverse impact on the Company's future operations and further impact on the Company's status as a "going concern."


PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

(a)	On March 30, l994, the Company filed an action in the Circuit
Court of Broward County, Florida, to seek recovery against Michael Salit, a former director and the Company's former Chairman, Chief Executive Officer and Secretary; Donna Salit, wife of Salit (collectively the "Salits"); David Lobel ("Lobel"), the Company's former Chief Financial Officer and a former Director; and Lola Lobel, wife of Lobel (collectively the "Lobels"), for an alleged diversion of the Company's assets and for any other damages resulting from certain alleged improprieties and misstatements made by Messrs. Salit and Lobel. The Company believes it will be successful in this litigation. Salit has filed a counterclaim against the Company and certain individual officers. In addition, Salit and Lobel have filed certain affirmative defenses against the Company's claim. All of these actions have been consolidated in the Circuit Court of Broward County, Florida ("State Actions"). The individual officers and directors have retained their own independent counsel. The Company believes it will be successful on the merits of its claims and will be successful in defending the counterclaim. Pursuant to its by-laws, the Company is indemnifying the fees and costs of the officers named in the counterclaim.

(b)	The Company and certain executive officers and former executive officers, including Mr. Lobel and Mr. Salit, have been named as defendants in four actions filed in March 1994 in the United States District Court for the Southern District of Florida by certain individuals ("Federal Actions"). The complaints, which are similar, allege violations of various sections of the state and federal securities laws including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder, as well as common law claims of fraud, misrepresentation and breach of fiduciary duty. The Federal Actions allege that the Company and certain executive officers made untrue statements of material facts and omitted to state material facts necessary to make statements made not misleading in its public disclosure documents relating in particular to the matters complained of by the Company against Mr. Salit and Mr. Lobel. The Federal Actions have been consolidated. However, at this time, the attorneys for the Company and the attorneys for the Company's directors (which include those who have been named in the Federal Actions, which include Paul B. Kravitz, but which do not include Messrs. Salit and Lobel (referred to herein as the "Company's Directors") have tentatively agreed with the attorneys for the plaintiffs in the Federal Actions, on a settlement to resolve the claims against the Company and the Company's Directors arising out of the Federal Actions. The terms and details of the proposed settlement contemplate that the Company will issue warrants ("Settlement Warrants") to enable the plaintiffs ("Federal Action Plaintiffs") and their attorneys to obtain 228,280 shares of the Company's common stock at an exercise price of 75% of the market price of the Company's common stock as of the date of the Settlement Order and, in addition to the Settlement Warrants, 228,280 shares of common stock ("Settlement Shares") and pay certain administrative costs associated with the settlement.

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


ITEM 3- DEFAULTS UPON SENIOR SECURITIES

The Company's 11% Convertible Preferred Stock ("COPS") has a dividend or payment in lieu thereof, payable quarterly commencing June 30, 1996. In September 1996, the Company issued 105 shares of COPS in payment of the June 30, 1996 dividend. Through January 14 1997, the Company had not fulfilled the dividend requirements of the COPS for subsequent quarterly dividends. As of December 31, 1996, the amount in arrears totaled approximately $162,000, of which approximately $79,000 is more than 30 days in arrears.

The Company has a $3,062,000 loan payable to Strategica which requires monthly interest payments at 12%. On January 10, 1997, Strategica advised the Company that it considered the loan in default due to the results of operations reported in this Form 10-Q. The Company has classified this loan as a current liability since September 3, 1995. See also Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 and Note 8 to the Company's consolidated financial statements for the fifty-two week period ended September 1, 1996 included in the Company's Form 10-KSB.


ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.

3.1		Certificate of Incorporation, as amended(1)

3.2		Bylaws of the Company, as amended(2)

3.3		Certificate of Amendment of Certificate of Incorporation dated
September 28, 1995(3)

3.4		Certificate of Correction of Certificate of Incorporation dated
January 25, 1996(3)

3.5		Certificate of Amendment of Certificate of Incorporation dated
February 23, 1996(3)

3.6		Certificate of Designation for 11% Convertible Preferred Stock(3)

3.7		Amended Certificate of Designation for 11% Convertible Preferred
Stock(3)

4.1		Form of Common Stock Certificate(4)

4.2 		Limited Secured Convertible Debenture, dated as of November
22, l994, issued by the Company to Europe American Capital
Corp.(5)

4.3		Amendment, dated January 17, 1995, to the Limited Secured
Convertible Debenture, dated as of November 22, 1994 issued by the Company to Europe American Capital Corp.(6)

4.4		Convertible Debenture, dated January 17, 1995 issued by the
Company to Abikon, Ltd.(6)

4.5		Promissory Note dated January 31, 1995 issued by the Company to
TransAtlantic Commerce Corp. (6)

4.6		Loan Agreement and Warrant Agreement dated May 22, 1995, between the Company and Strategica Capital Corp. (7)

4.7		Promissory Note dated May 22, 1995, issued by the Company to
Strategica Capital Corp.(7)

4.8		Amendment to Loan Agreement and Warrant Agreement dated November
22, 1995, between the Company and Strategica Capital Corp. (8)

4.9		Promissory Note dated November 22, 1995, issued by the Company to
Strategica Capital Corp. (8)

4.10		Convertible Debenture dated August 23, 1995 issued by the
Company to Liba Developments, Inc. (8)

4.11		Convertible Debenture dated September 14, 1995 issued by
the Company to LaSalle Investments Ltd. (8)

4.12		Convertible Debenture dated October 2, 1995 issued by the
Company to International Future Holdings Corporation, Ltd. (8)

4.13		Convertible Debenture dated November 8, 1995 issued by the
Company to Amarante S.A. (8)

4.14		Convertible Debenture dated October 30, 1995 issued by the
Company to Flurina Developments Inc. (8)

4.15		Letter Agreement from Strategica Capital Corporation dated
December 1, 1995 modifying Loan Agreement (3)

4.16		Form of Convertible Debenture issued by the Company in 1996
(14)

4.17		Form of Security Agreement issued by the Company in 1996 (14)

4.18		Form of Warrant Agreement issued by the Company in 1996 (14)

4.19		Form of Subscription Agreement issued by the Company in
1996 (14)

10.1		Lease dated August 21, 1992 between Glades Road Associates
and the Company.(2)

10.2		Order Approving Sale of Assets to Modami Stewart Foods,
Inc., dated December 12, l993.(9)

10.3		Exercise of Conversion Rights Agreement, dated November 30,
l993, between Optical Express, Inc. and the Company. (10)

10.4		Stock Exchange Agreement, dated January 31, l994, between
the Company and certain officers of Optical Express, Inc. (11)

10.5		Stock Exchange Agreement, dated February 9, l994, between
Modami Stewart Foods Inc., the Company, and Robert W. Lackey(11)

10.6		Share Purchase Agreement, dated as of November 22, l994,
between Americas Foods, Inc. and Pepperidge Farm, Incorporated.
(5)

10.7		Letter Agreement, dated as of November 22, l994, between
the Company and Europe American Capital Corp. re: issuance of Americas Foods and The AppleTree Companies, Inc. warrants.(1)

10.8		1993 Stock Option Plan(1)

10.9	Consulting Agreement, dated as of July 31, 1994, between the
Company and Michael Lapp.(1)

10.10	1995 Key Employees Stock Option Plan(6)

10.11	1995 Executive Stock Option Plan(6)

10.12	1995 Directors Stock Option Plan(6)

10.13	Ruden, Barnett, McClosky, Smith, Schuster & Russell, P.A. Legal
Fee Agreement dated March 20, 1995(6)

10.14	Employment Agreement dated March 30, 1995 between the Company and
Paul Kravitz(6)

10.15	Employment Agreement dated March 30, 1995 between the Company and
Justin A. DiMacchia(6)

10.16	Consulting and Financial Advisory Services Agreement dated May
22, 1995 between the Company and Strategica Capital Corp.(7)

10.17	Asset Purchase Agreement between the Company and Sandwich Makers of Arizona, Inc. and Sandwich Makers of California, Inc. (8)

10.18	Consulting Agreement dated as of September 23, 1994 between the
Company and Alan Berkun.(13)

10.19	Amendment to Asset Purchase Agreement between the Company and
Sandwich Makers of California, Inc. dated January 23, 1996(3)

21.1		Subsidiaries of the Company(6)

23.1		Consent of Coopers & Lybrand, L.L.P. (14)

27.1		Financial Data Schedule

______________________

(1) Incorporated by reference to the Company's Form 10-KSB for the year ended August 31, 1994
(2) Incorporated by reference to the Company's Form 10-K for the year ended August 31, 1992
(3) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended March 3, 1996
(4) Incorporated by reference to the Company's Registration Statement on Form S-18, File No. 33-44902-A
(5) Incorporated by reference to the Company's Form 8-K, dated November 22,
l994
(6) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended February 28, 1995
(7) Incorporated by reference to the Company's proxy statement dated July 7,
1995
(8) Incorporated by reference to the Company's Form 10-KSB for the year ended September 3, 1995
(9) Incorporated by reference to the Company's Form 8K, dated on December 30,
1993
(10) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended November 30, 1993
(11) Incorporated by reference to the Company's Form 10-QSB for the quarterly period ended February 28, l994
(12) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-83076
(13) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-84668
(14) Incorporated by reference to the Company's Form 10-KSB for the year ended September 1, 1996

(b)	Reports on Form 8-K

None.


                                    SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE APPLETREE COMPANIES, INC.




January 15, 1997                       /s/ John W. Donlevy
                                       ----------------------------
                                       John W. Donlevy
                                        President/C.E.O.
                                        (Principal Executive Officer)




January 15, 1997                       /s/ Justin A. DiMacchia
                                       ----------------------------
                                       Justin A. DiMacchia
                                       Vice President/C.F.O.
                                        (Principal Finance and Accounting
                                        Officer)