Form 10-Q
period 1997-03-02
APPLETREE COMPANIES INC
filed 1997-04-21
CIK 881106

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q


(Mark one)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 2, 1997

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________TO ______________________

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

                                (757) 466-9200
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the Common Stock of the issuer outstanding as of March 2, 1997 was 111,556,357.



                          THE APPLETREE COMPANIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 2, 1997 and September 1, 1996
                     (rounded to thousands except share data)


                                                    March 2,     September 1,
                                                     1997             1996
                                                  ------------   -------------
                                                  (Unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents                       $   139,000     $   248,000
  Accounts receivable (net of allowance for
   doubtful accounts and spoilage of $568,000
   in 1997 and $693,000 in 1996)                      888,000       1,431,000
  Inventories                                         491,000       1,067,000
  Prepaid expenses and other current assets            84,000          41,000
                                                  -----------     -----------

     Total current assets                           1,602,000       2,787,000

Property and equipment, net                         3,954,000       4,351,000
Deposits and other assets                             361,000         324,000
                                                  -----------     -----------

     Total assets                                 $ 5,917,000     $ 7,462,000
                                                  ===========     ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
  Notes payable                                   $    24,000     $    56,000
  Convertible debentures due on demand              3,957,000       1,050,000
  Current portion of capitalized lease obligations    213,000         176,000
  Current portion of long-term debt                   237,000         201,000
  Accounts payable                                  2,933,000       3,029,000
  Accrued expenses                                  1,287,000       2,131,000
  Reclassification of long-term debt                3,170,000       3,061,000
                                                  -----------     -----------
     Total current liabilities                     11,821,000       9,704,000

Capitalized lease obligations, net of
  current portion                                     870,000         964,000
Long-term debt, net of current portion                105,000         215,000
Convertible debentures                                400,000         500,000
                                                  -----------     -----------
     Total liabilities                             13,196,000      11,383,000
                                                  -----------     -----------


Stockholders' equity deficiency:
  Preferred stock- par value $.001 per share,
    10,000,000 shares authorized, 85,494 shares
    issued and outstanding as of March 2, 1997
    (liquidation preference of $3,856,140); 85,389
    shares issued and outstanding as of September
    1, 1996 (liquidation preference of $3,740,640)       -               -
  Common Stock - par value $.001 per share,
    120,000,000 shares authorized, 111,565,122
    shares issued and 111,556,357 shares
    outstanding as of March 2, 1997;  115,089,087
    shares issued and 115,080,322 shares
    outstanding as of September 1, 1996               112,000         115,000
  Additional paid-in capital                       35,953,000      35,933,000
  Accumulated deficit                             (43,185,000)    (39,810,000)
  Less treasury stock, at cost                       (159,000)       (159,000)
                                                  -----------     -----------
     Total stockholders' equity deficiency         (7,279,000)     (3,921,000)
                                                  -----------     -----------

     Total liabilities and stockholders'
       equity deficiency                          $ 5,917,000     $ 7,462,000
                                                  ===========     ===========


    See accompanying notes to condensed consolidated financial statements.




                         THE APPLETREE COMPANIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                for the three-month and six-month periods ended
                        March 2, 1997 and March 3, 1996
                  (rounded to thousands except per share data)
                                  (Unaudited)

                       Three-month period ended       Six-month period ended
                         March 2,      March 3,        March 2,     March 3,
                           1997          1996            1997         1996
                       -----------   -----------     -----------  -----------
Net sales               $3,419,000    $7,230,000      $8,757,000  $15,260,000

Costs of goods sold      2,090,000     4,632,000       5,497,000    9,756,000
                       -----------   -----------     -----------  -----------
Gross profit             1,329,000     2,598,000       3,260,000    5,504,000
                       -----------   -----------     -----------  -----------
Operating expenses:
 Selling, general and
  administrative         2,548,000     4,407,000       5,959,000    8,727,000
 Professional fees         118,000        18,000         193,000      189,000
                       -----------   -----------     -----------  -----------
  Total operating
   expenses              2,666,000     4,425,000       6,152,000    8,916,000
                       -----------   -----------     -----------  -----------
  Loss from operations  (1,337,000)   (1,827,000)     (2,892,000)  (3,412,000)
                       -----------   -----------     -----------  -----------
Other expense:
 Interest expense          242,000       278,000         402,000      535,000
 Other expense             (37,000)       29,000         (35,000)      44,000
                       -----------   -----------     -----------  -----------
  Total other expense      205,000       307,000         367,000      579,000
                       -----------   -----------     -----------  -----------
  Net loss             $(1,542,000)  $(2,134,000)    $(3,259,000) $(3,991,000)
                       ===========   ===========     ===========  ===========
Net loss per common share:
 Net loss applicable
  to common
  stockholders         $(1,623,000)  $(2,150,000)    $(3,421,000) $(4,153,000)
                       ===========   ===========     ===========  ===========
 Weighted average
  number of common
  shares outstanding   110,946,000    38,184,000      110,549,000  31,042,000
                       ===========    ==========      ===========  ==========
 Net loss per common
  share                  $ (0.01)      $ (0.06)         $ (0.03)    $ (0.13)
                         =======       =======          =======     =======

    See accompanying notes to condensed consolidated financial statements.



                         THE APPLETREE COMPANIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        for the six-month periods ended March 3, 1997 and March 2, 1996
                            (rounded to thousands)


                                                    1997              1996
                                                ------------     -------------

Cash flows from operating activities:            $(3,259,000)     $(3,991,000)
  Net loss
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                   427,000          439,000
      Amortization expense                              -              21,000
      Bad debt expense                                48,000          (32,000)
      Loss on sale of property and equipment           3,000            9,000
      Common stock issued as payment of finance
       costs                                          22,000             -
      Gain on settlement of debt                     (17,000)            -
      Changes in operating assets and liabilities,
       net of effects of acquisition:
        Accounts receivable                          495,000          417,000
        Inventories                                  576,000         (155,000)
        Prepaid expenses and other current assets    (43,000)        (114,000)
        Other assets                                 (37,000)         (65,000)
        Accounts payable and accrued expenses       (884,000)      (1,165,000
                                                 -----------       ----------
        Net cash used in operating activities     (2,669,000)      (4,636,000)
                                                 -----------       ----------
Cash flows from investing activities:
  Payments for acquisition                              -             (55,000)
  Capital expenditures                               (25,000)        (264,000)
  Proceeds from sale of property and equipment        10,000            5,000
                                                 -----------       ----------
        Net cash used in investing activities        (15,000)        (314,000)
                                                 -----------       ----------
Cash flows from financing activities:
  Proceeds from issuance of convertible debentures 2,657,000        1,705,000
  Proceeds from issuance of note payable                -             603,000
  Payments on note payable, long-term debt
    and capitalized lease obligations                (72,000)        (243,000)
  Deferred financing costs                              -             (34,000)
  Proceeds from issuance of preferred
    and common stock                                 (10,000)       3,158,000
                                                 -----------       ----------

        Net cash provided by financing activities  2,575,000        5,189,000
                                                 -----------       ----------
        Net increase (decrease) in cash
        and cash equivalents                        (109,000)         239,000

Cash and cash equivalents at beginning of year       248,000             -
                                                 -----------       ----------
Cash and cash equivalents at end of period       $   139,000       $  239,000
                                                 ===========       ==========


    See accompanying notes to condensed consolidated financial statements.


                       THE APPLETREE COMPANIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         Three-Month and Six-Month Periods Ended March 2, 1997
                           and March 3, 1996
                              (Unaudited)


Note 1       PETITION IN BANKRUPTCY

On April 4, 1997, the Company's Board of Directors authorized the filing of a voluntary petition for The AppleTree Companies, Inc. and its subsidiary, Americas Foods, Inc., (collectively, the "Petitioner") in the United States Bankruptcy Court for the Eastern District of Virginia seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code.
On April 4, 1997, the Company filed its petition requesting to continue in the management and control of its business and property as debtor-in-possession under the Bankruptcy Code. The Company has not yet drafted a Plan of Reorganization, but has entered into agreements with real estate agents offering certain of its real estate for sale in an effort to improve its financial position and cash flows.

The consolidated financial statements of The AppleTree Companies, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplate, among other things, realization of assets and payment of liabilities in the normal course of business and do not purport to reflect or provide for all consequences of the Petitioner's ongoing Chapter 11 proceedings. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities or the effects on existing stockholders' equity that may result from any plans, arrangements or other actions arising from the aforementioned proceedings, or the inability of the Company to continue as a going concern, because the eventual outcome of the matter referred to in the preceding paragraph is not presently determinable.

The continuation of operations of the Company is dependent upon its ability to operate profitably and generate sufficient cash from operations or other sources to effectuate a Plan of Reorganization that will meet ongoing obligations over a sustained period, continue normal credit terms with its suppliers, obtain adequate financing for future needs and obtain the required approvals of creditors and the Bankruptcy Court of a Plan of Reorganization.

The Bankruptcy Code allows the debtor-in-possession to either assume or reject certain liabilities, leases or other executory contracts subject to court approval. In addition, upon the formation of a Plan of Reorganization, other potential adjustments to asset values or accruals of liabilities could result from potential asset sales or liquidation of liabilities at amounts different than amounts reflected in historical financial statements. At the present time it is not possible to estimate with any degree of certainty the ultimate adjustment to assets or liabilities which may result from any such potential adjustments.


Note 2       BASIS OF PRESENTATION

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


Note 3 -      CESSATION OF WESTERN OPERATIONS

As part of its ongoing efforts to reduce operating expenses and achieve profitability, effective at the close of business on February 14, 1997, the Company ceased its manufacturing operations in Salt Lake City, Utah and eliminated routes emanating from that location. The Company is seeking a buyer for this manufacturing facility.

Also, effective at the close of business on that date, Paul Mitchell, the Company's vice president of sales resigned, and, through MICCIO Enterprises, Inc., an entity he created, took over the Company's
Phoenix, Arizona manufacturing and distribution operations.  The
Company acquired those operations, together with the Sandwich Maker name, in October 1995 from entities owned by Mr. Mitchell. This transaction is the subject of a letter of intent dated February 14, 1997 and the terms of this transaction have not been finalized and are subject to the Bankruptcy Court, Board of Directors and a lender's approval. The Company will continue production under the Sandwich Maker name and expects to enter into a license agreement with MICCIO Enterprises, Inc. relating to the Sandwich Maker name. No accounting recognition has been given to this transaction due to its current pending status.

Pro forma results of operations for the year ended September 1, 1996 and the three-month period ended December 1, 1996 reflect the results of operations without those operations as though the transaction occurred on September 4, 1995. The net book value of assets held for sale is approximately $669,000; and net assets being sold to MICCIO Enterprises, Inc. are approximately $59,000 (net of estimated liabilities of approximately $155,000).



Note 4 -      INVENTORIES

      Inventories consist of the following:

                                          March 2, 1997   September 1, 1996
                                          -------------   -----------------
                                           (Unaudited)

      Raw materials and supplies             $  229,000       $  467,000
      Finished goods                            262,000          600,000
                                             ----------      -----------
                                             $  491,000       $1,067,000
                                             ==========       ==========


Note 5 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                          March 2, 1997   September 1, 1996
                                          -------------   -----------------
                                           (Unaudited)

      Land                                   $  472,000       $  472,000
      Buildings and improvements              1,225,000        1,215,000
      Furniture, fixtures and equipment       1,162,000        1,154,000
      Machinery and equipment                 1,820,000        1,820,000
      Transportation and delivery equipment   1,343,000        1,340,000
                                             ----------       ----------
                                              6,022,000        6,001,000
      Accumulated depreciation and
       amortization                          (2,068,000)      (1,650,000)
                                             ----------       ----------
                                             $3,954,000       $4,351,000
                                             ==========       ==========


Note 6 - CONVERTIBLE DEBENTURES

The Company issued $2,807,200 of 8% debentures in the first six months of fiscal 1997, and $85,750 of 8% debentures in March 1997. The outstanding principal balance of each debenture is payable on demand. Interest for the first year is waived, and thereafter, interest is payable monthly. New debentures may be converted into common stock at conversion prices ranging from $.0075 to $.0125 per share. The Company, however, currently does not have sufficient authorized and unissued shares of common stock to issue upon the conversion of any debentures. The Company may redeem the debentures at any time prior to maturity for the principal amount outstanding including accrued interest.

The Company issued 3,776,000 shares of its common stock during the first quarter of fiscal 1997 in partial satisfaction of a convertible debenture ($100,000) and accrued interest of $18,000. The Company also issued 2 million shares of its common stock in the second quarter as payment of $22,000 of a $25,000 financing fee.

In January 1997, an investor rescinded a $100,000 common stock transaction for 8 million shares in exchange for a convertible debenture for the same amount effective at August 16, 1996, the date of the original transaction.


Note 7 - PREFERRED STOCK TRANSACTIONS

The Company's 11% Convertible Preferred Stock ("COPS") has a dividend or payment in lieu thereof, payable quarterly commencing June 30, 1996. In September 1996, the Company issued 105 shares of COPS in payment of the June 30, 1996 dividend. Through April 21, 1997, the Company had not fulfilled the dividend requirements of the COPS for subsequent quarterly dividends.

Note 8 - CASH FLOW DISCLOSURES

Non cash financing activities:

In connection with its acquisition of Sandwich Maker in October 1995, the Company acquired assets and assumed liabilities as follows:

                                               1995
                                            ----------
Fair value of assets acquired                 $931,000
Liabilities assumed                           (593,000)
Issuance of note to seller                    (263,000)
                                             ---------
Net consideration paid                          75,000
Net other purchase price adjustments and
 amounts paid after December 3, 1995           (20,000)
                                             ---------
Cash paid for acquisition                    $  55,000
                                             =========

During the six-month period ended March 2, 1997, $100,000 of convertible debentures and accrued interest of $18,000 were converted into 3,776,000 shares of common stock. Further, in the second quarter, the Company issued 2 million shares of common stock as payment of $22,000 of a $25,000 financing fee.

During the six-month period ended March 2, 1997, the Company issued 105 shares of its convertible preferred stock valued at approximately $116,000 as payment for dividends accrued through June 30, 1996 on 2,575 shares of its convertible preferred stock. The Company has not yet declared dividends for the three-month periods ended September 30, 1996, December 31, 1996 or March 31, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Six-Month Period Ended March 2, 1997 compared to March 3, 1996

Net sales decreased $6,503,000 (approximately 43%) from $15,260,000 for the six-month period ended March 3, 1996 to $8,757,000 for the six-month period ended March 2, 1997. The principal reason for the decrease was the Company's cash flow problems resulting in a general lack of product. Further, another factor in the decrease in net sales was the elimination of unprofitable routes which accounted for approximately $1,749,000 of the decrease. Food service sales reductions resulting principally from the discontinuation of the institutional beef business accounted for approximately $790,000 and approximately $994,000 was due to reduced vending sales.

Cost of goods sold as a percentage of net sales for the six-month period ended March 2, 1997 was approximately 63% compared with approximately 64% for the six-month period ended March 3, 1996.

Operating expenses decreased $2,764,000 (approximately 31%) to $6,152,000 (approximately 70% of net sales) for the six-month period ended March 2, 1997 from $8,916,000 (approximately 58% of net sales) for the six-month period ended March 3, 1996. This decrease was attained by management's elimination of duplicative expenses, consolidation of departments, elimination of unprofitable routes during the latter part of fiscal 1996, relocation of home office from Florida to Virginia, reduction of executive and other salaries and professional fees. Payroll and related expenses declined by approximately $1.7 million from 1996 to 1997;
travel and entertainment and utilities declined approximately $345,000 and $200,000, respectively, due to fewer employees traveling and the closure of the patty plant. Lease expense decreased approximately $303,000 due to the closure of the Company's corporate offices in Florida and reduced vehicle leases resulting from closure of unprofitable routes.

Other expenses decreased to $367,000 for the six-month period ended March 2, 1997 compared with $579,000 for the six-month period ended March 3, 1996. The principal factor in this decrease was reduced interest expense in 1997, caused by the issuance of convertible debt which is noninterest bearing in its first year and conversion of amounts outstanding during the six-month period ended March 3, 1996 into common stock during fiscal 1996. This reduction was offset by default interest charged by the Company's lender commencing in January 1997.

The Company's net loss per common share decreased from $.13 in fiscal 1996 to $.03 in fiscal 1997. The principal cause for the decrease was the significant number of shares issued during the year ended September 1, 1996 and subsequent thereto through conversions of convertible debentures and additional sales of common stock.


      Three-Month Period Ended March 2, 1997 compared to March 3, 1996

Net sales decreased $3,811,000 (approximately 53%) from $7,230,000 for the three-month period ended March 3, 1996 to $3,419,000 for the three-month period ended March 2, 1997. The principal reason for the decrease was the Company's cash flow problems resulting in a general lack of product. Further, another factor in the decrease in net sales was the elimination of unprofitable routes which accounted for approximately $676,000 of the decrease. Food service sales reductions resulting principally from the discontinuation of the institutional beef business accounted for approximately $435,000 and approximately $670,000 was due to reduced vending sales.

Cost of goods sold as a percentage of net sales for the three-month period ended March 2, 1997 was approximately 61% compared with approximately 64% for the three-month period ended March 3, 1996. The decrease in cost for the 1997 period was attributable to reduced vending sales and reduced availability of resale products for DSD routes, both of which have a higher cost percentage.

Operating expenses decreased $1,759,000 (approximately 40%) to $2,666,000 (approximately 78% of net sales) for the three-month period ended March 2, 1997 from $4,425,000 (approximately 61% of net sales) for the three-month period ended March 3, 1996. This decrease was attained by management's elimination of duplicative expenses, consolidation of departments, elimination of unprofitable routes during the latter part of fiscal 1996, relocation of home office from Florida to Virginia, reduction of executive and other salaries, and a reduction of professional fees and electricity. Payroll and related expenses declined by approximately $1.18 million from 1996 to 1997; travel and entertainment and utilities declined approximately $188,000 and $136,000, respectively, due to fewer employees traveling and the closure of the patty plant. Lease expense decreased approximately $281,000 due to the closure of the Company's corporate offices in Florida and reduced vehicle leases resulting from closure of the Company's western and other unprofitable routes. The increase of operating expenses as a percentage of net sales was due to lower sales levels for 1997 compared with 1996.

Other expenses decreased to $205,000 for the three-month period ended March 2, 1997 compared with $307,000 for the three-month period ended March 3, 1996. The principal factor in this decrease was reduced interest expense in 1996, caused by the issuance of convertible debt which is noninterest bearing in its first year and conversion of amounts outstanding into common stock during fiscal 1996. This reduction was offset by default interest charged by the Company's lender commencing in January 1997.

The Company's net loss per common share decreased from $.06 in fiscal 1996 to $.01 in fiscal 1997. The principal cause for the decrease was the significant number of shares issued during the year ended September 1, 1996 and subsequent thereto through conversions of convertible debentures and additional sales of common stock.


FINANCIAL CONDITION

The Company has experienced significant losses from operations since its inception. The Company has had numerous demands on its capital through the fiscal year ended September 1, 1996 and the six-month period ended March 2, 1997 and it has a working capital deficit of $10,219,000 as of March 2, 1997. Net cash used in operating activities was $2,669,000 for the six-month period ended March 2, 1997 compared with $4,636,000 in the six-month period ended March 3, 1996. These matters precipitated the filing of the Company's bankruptcy petitions on April 4, 1997.

The Pendency of the Bankruptcy proceedings makes any discussion of financial condition speculative. The Company's financial condition will be entirely dependent on the provisions of, and its ability to have approved, a Plan of Reorganization. It is anticipated, however, that the Company will continue to seek to raise additional capital. As substantially all of the Company's assets are pledged to secure the Company's indebtedness to Strategica and secured convertible debenture holders, the Company believes the consent of Strategica and the secured convertible debenture holders will be required to consummate the Plan of Reorganization or any sale of assets or of its securities.

In an effort to achieve profitability, the Company examined its gross profit by product and eliminated the unprofitable items, and revised sales prices during the first quarter of fiscal 1997 and increased prices commencing in the third quarter of fiscal 1997. In February 1997, the Company closed its Salt Lake City and Phoenix manufacturing facilities and routes emanating from those locations to reduce its losses. Further, the Company relocated the Company's home office to its Norfolk operations center in August 1996, dismissed several executive and administrative employees, reduced administrative overhead, eliminated unprofitable routes, reduced distribution costs, and further consolidated certain departments to reduce selling, general and administrative expenses. Management expects these changes will reduce the Company's losses and help achieve profitability and annual operating cash flows. In addition, management continues to explore other opportunities to increase food service and vending sales revenues. Further, the Company restructured its route system effective in September 1996 to eliminate unprofitable sales centers which will result in reduced payroll and overhead costs. The Company's viability as a going concern is dependent upon the successful implementation of these plans and obtaining a significant increase in working capital.

Net cash used in investing activities was $15,000 for the six-month period ended March 2, 1997 compared with $314,000 in comparable period of fiscal 1996. Of the fiscal 1996 amount, $55,000 was used to fund an acquisition. Capital expenditures were $25,000 and $264,000 during fiscal 1997 and 1996, respectively. Management has evaluated the Company's current facilities and equipment and anticipates that additional capital expenditures may be necessary in the near future. Further, in the event that the Company is unable to comply with the provisions of the United States Food & Drug Administration Modified Consent Decree of Permanent Injunction pertaining to its Norfolk, Virginia manufacturing facility, dated February 28, 1997 (See Item 1 - Legal Proceedings), the Company may be forced to locate an alternative manufacturing location. No material contractual commitments for capital expenditures existed at April 18, 1997. There is no assurance that financing or equity capital will be available at terms acceptable to the Company to fund any significant capital expenditures.

During fiscal 1996, the Company financed its investments and operating deficits through funds obtained by the issuance of common stock and convertible debentures, and an additional $604,000 loan from Strategica Capital Corporation ("Strategica"). The Company received $4.7 million from the issuance of common stock during fiscal 1996. The Company also received $3.3 million from the issuance of convertible debentures during fiscal 1996. Most of the debentures are payable on demand and are noninterest bearing for the first year of the instrument. During the six-month period ended March 2, 1997, the Company issued $2.807,200 of convertible debentures.

The Strategica loan agreement, originated in May 1995, has been declared to be in default by Strategica. It requires monthly default interest payments at 25% (12.5% pursuant to the agreement) and contains substantial restrictions on the conduct of business and other activities of the Company other than in the ordinary course of business without the prior consent of the lender. The loan is collateralized by substantially all the Company's tangible and intangible assets. The loan agreement also limits the Company's ability to encumber assets or borrow additional funds without prior consent of the lender. Pursuant to the agreement the Company may not declare or pay any dividends or make distributions of any kind in cash or stock. The lender also has the right to nominate at least two members of the Company's board of directors (or three members if the board is expanded to seven members). In connection with this financing, the Company also issued warrants to purchase common stock. On November 22, 1995, the Company and its lender amended this loan agreement to provide for an additional future advance of up to $1 million, of which $604,000 was advanced to the Company. The balance of the advance is not expected to be disbursed by the lender. During 1996, the Company repaid $194,000 of this note from the proceeds of a sale of property. Since September 3, 1995, the Company has classified the loan as a current liability due to the agreement's burdensome and ambiguous terms.

As of April 18, 1997, the Company is obligated under Convertible
Debentures aggregating $4,442,950. Of this balance, $400,000 is uncollateralized and due in 1998 with interest at 10%, and $4,042,950 is due on demand with interest at 8% after the first year and collateralized by a security agreement junior to the lien granted Strategica discussed above.

As a result of its severe liquidity problems, the Company frequently has been unable to make timely payments to its trade and other creditors. As of April 16, 1997, the Company had past due accounts payable (greater than 30 days) totaling approximately $2.85 million. Certain vendors have suspended deliveries to the Company and have agreed to make deliveries only on a cash basis. As a result, the Company was not always able to make product shipments on a timely basis, and although no significant orders have been canceled to date, lack of product has had an adverse effect on sales. Should the Company experience a significant volume of suspended vendor deliveries resulting in reduced sales volume, the Company's ability to maintain its current level of operations would be jeopardized.

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

The Company recognizes that additional funds will be required to pay trade payables, purchase products and make payments for materials. Accordingly, management continues to seek additional capital to maintain its current reduced scale of operations and achieve the needed growth in revenues. The Company acknowledges there can be no assurance that the Company will be able to obtain additional capital or other financing when it is needed, or that such financing will be available on acceptable terms. In the event the Company is unable to generate the necessary revenues to support ongoing operations, or raise additional capital, there could be a serious adverse impact on the Company's future operations and further impact on the Company's status as a "going concern."



                                  PART II

                             OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

(a) On April 4, 1997, the Company's Board of Directors authorized the filing of a voluntary petition for The AppleTree Companies, Inc. and its subsidiary, Americas Foods, Inc., (collectively, the "Petitioner") in the United States Bankruptcy Court for the Eastern District of Virginia seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code.
On April 4, 1997, the Company filed its petition requesting to continue in the management and control of its business and property as debtor-in-possession under the Bankruptcy Code. The Company has not yet drafted a Plan of Reorganization, but has entered into agreements with real estate agents offering certain of its real estate for sale in an effort to improve its financial position and cash flows.

        Under the Bankruptcy Code, the Bankruptcy Court has certain supervisory powers over the operations of a debtor during its reorganization and over transactions considered to be outside of the ordinary course of business. The Bankruptcy Court may exercise supervisory review over certain business operations or transactions in connection with various phases of the Bankruptcy Proceedings. The Bankruptcy court also exercises supervisory powers in connection with the employment of attorneys, accountants and other professionals.

        In the Bankruptcy Proceedings, an official unsecured creditor's committee is formed and approved by the Bankruptcy Court to represent the interest of all of the Company's unsecured creditors. The Company expects to consult with such committee concerning the development of a plan of reorganization and expects to regularly inform such committee concerning the operation of its business. the Company is required to pay certain expenses of this committee, including attorneys fees and certain other professional fees, to the extent allowed by the Bankruptcy Court.

        The Bankruptcy Code allows the debtor-in-possession to either assume or reject certain liabilities, unexpired leases or other executory contracts subject to court approval. If it assumes an executory contract or lease, it must continue to perform its obligations under that contract or lease and cure any existing defaults. In contrast, if it rejects a contract or lease, it will cease performing under that contract or lease. However, the Company may be subject to a claim for damages by the other party to a contract or lease that is rejected.

        Generally, a debtor seeking reorganization under Chapter 11 has until confirmation of a plan of reorganization to decide whether to assume or reject its executory contracts and unexpired leases with the exception of leases on real property. Leases on real property must be assumed or rejected within 60 days after the date of the debtor's bankruptcy petition is filed.

        Generally, claims against a debtor seeking reorganization under Chapter 11 fall into two categories: secured and unsecured ( including certain creditor's collateral, with the balance of such creditor's claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the date of debtor's bankruptcy petition is filed. A fully secured claim, however, does accrue interest after such date up to the value of the collateral securing such claim or as authorized by the Bankruptcy Court. The amount and validity of pre-petition contingent or unliquidated claims against the Company ultimately may be established by the Bankruptcy Court or by agreement of the Parties.

        The Company expects to conduct asset valuations and cash flow studies precedent to the development and analysis of proposed plans of reorganization and expects to pursue a number of options as part of its efforts to achieve a consensual plan that maximizes the value of the Company's assets for the benefits of its stockholders and its creditors in accordance with the priority and other requirements of the Bankruptcy Code. The Company also expects to file a disclosure statement. A hearing to consider the adequacy of the information contained in the disclosure statement will be scheduled. If the disclosure statement is approved, the Bankruptcy Court will thereafter set hearings on plan confirmation.

        After a plan of reorganization has been filed and the Bankruptcy Court has approved a disclosure statement in connection with that plan, the plan and disclosure statement will be provided to all creditors and those parties entitled to vote will be asked to vote to accept or reject the plan. Under the Bankruptcy Code, acceptance of a plan occurs when it is approved by the holders of a majority in number and two-thirds in dollar amount of the claims in such class who vote on the plan. Classes of claims which are not impaired are conclusively deemed to have accepted the plan and do not vote. In addition, acceptance of a plan of reorganization by a class of "interests" (i.e., in this case the common stockholders) occurs when the holders of two-thirds in dollar amount of the interests voted (i.e., two-thirds of the shares voted) approve it.
In addition, approval of the plan will require approval by any regulatory bodies to the extent that their jurisdiction is not pre-empted by the Bankruptcy Code. Following the vote on the plan, the Bankruptcy Court will hold a hearing to consider whether to confirm the plan.

        In order to confirm the plan, the Bankruptcy Court, among other things, is required to find that (i) the plan and the proponent of the plan have complied with all applicable provisions of the Bankruptcy Code;
(ii) the plan has been proposed in good faith and not by means forbidden by law; (iii) with respect to each impaired class of claims or interest, each holder of a claim or interest in such class has accepted the plan or will receive at least the amount that such holder would receive in a liquidation under Chapter 7 of the Bankruptcy Code; (iv) all impaired classes of claims have voted to accept the plan; and (v) confirmation of the plan is not likely to be followed by a liquidation or the need for further financial reorganization of the debtor. Furthermore, in certain instances specified in the Bankruptcy Code, the Bankruptcy Court may confirm the plan over the rejection of impaired classes of claims or interests, provided that at least one impaired class of claims has accepted the plan. In the event that the Bankruptcy Court finds that more than one proposed reorganization plan meets the requirement of the Bankruptcy Court, the Bankruptcy Court will decide what plan to confirm after considering the preferences of parties entitled to vote.

        Confirmation of any reorganization plan is likely to require a substantial period of time during which the Company will remain under the jurisdiction of the Bankruptcy Court. The Company is unable to predict the amount of recovery if any, which will ultimately be achieved by the Company's creditors and stockholders, the likelihood that any plan proposed for the Company will be accepted by the Company's creditors and stockholders or will be confirmed by the Bankruptcy Court or approved by any other regulatory bodies (to the extent their jurisdiction is not pre-empted by the Bankruptcy Code), or the length of time it will take to receive such confirmation and approvals and implement the plan.

(b) On March 30, l994, the Company filed an action in the Circuit Court of Broward County, Florida, to seek recovery against Michael Salit, a former director and the Company's former Chairman, Chief Executive Officer and Secretary; Donna Salit, wife of Salit (collectively the "Salits"); David Lobel ("Lobel"), the Company's former Chief Financial Officer and a former Director; and Lola Lobel, wife of Lobel (collectively the "Lobels"), for an alleged diversion of the Company's assets and for any other damages resulting from certain alleged improprieties and misstatements made by Messrs. Salit and Lobel. The Company believes it will be successful in this litigation. Salit has filed a counterclaim against the Company and certain individual officers. In addition, Salit and Lobel have filed certain affirmative defenses against the Company's claim. All of these actions have been consolidated in the Circuit Court of Broward County, Florida ("State Actions"). The individual officers and directors have retained their own independent counsel. The Company believes it will be successful on the merits of its claims and will be successful in defending the counterclaim. Pursuant to its by-laws, the Company is indemnifying the fees and costs of the officers named in the counterclaim.

(c) The Company and certain executive officers and former executive officers, including Mr. Lobel and Mr. Salit, have been named as defendants in four actions filed in March 1994 in the United States District Court for the Southern District of Florida by certain individuals ("Federal Actions"). The complaints, which are similar, allege violations of various sections of the state and federal securities laws including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder, as well as common law claims of fraud, misrepresentation and breach of fiduciary duty. The Federal Actions allege that the Company and certain executive officers made untrue statements of material facts and omitted to state material facts necessary to make statements made not misleading in its public disclosure documents relating in particular to the matters complained of by the Company against Mr. Salit and Mr. Lobel. The Federal Actions have been consolidated. However, at this time, the attorneys for the Company and the attorneys for the Company's directors (which include those who have been named in the Federal Actions, which include Paul B. Kravitz, but which do not include Messrs. Salit and Lobel (referred to herein as the "Company's Directors")) have tentatively agreed with the attorneys for the plaintiffs in the Federal Actions, on a settlement to resolve the claims against the Company and the Company's Directors arising out of the Federal Actions. The terms and details of the proposed settlement contemplate that the Company will issue warrants ("Settlement Warrants") to enable the plaintiffs ("Federal Action Plaintiffs") and their attorneys to obtain 228,280 shares of the Company's common stock at an exercise price of 75% of the market price of the Company's common stock as of the date of the Settlement Order and, in addition to the Settlement Warrants, 228,280 shares of common stock ("Settlement Shares") and pay certain administrative costs associated with the settlement.

(d) Based on information supplied to the Securities and Exchange Commission by the Company, on April 26, 1994, the SEC issued an order for a private investigation of the Company and certain of its former officers and directors to determine whether violations of the securities laws may have occurred and so as to enable the SEC to issue subpoenas and obtain documents. In November 1996, the Company consented to the entry of a final judgment of permanent injunction and other relief in the United States District Court Southern District of Florida relating to this matter, neither admitting nor denying the allegations of the complaint. The consent has been submitted to the court for final affirmation and approval by the judge.

(e) On December 23, 1996, Steven Bazsuly and Global Foods, Ltd. (collectively, the "Plaintiffs") filed a complaint against the Company in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, State of Florida General Civil Division alleging breach of contract. The Plaintiffs claim that, pursuant to certain contracts, they are entitled to an 8% commission on amounts received from alleged referrals of certain investors and lenders. On February 27, 1997, the Circuit Court Judge entered a Default Judgment against the Company in the amount of $502,539.39, including interest and court costs totaling $62,539.39. On March 19, 1997, the Company filed a Motion For Relief From And To Vacate Final Judgment After Entry Of Default And To Set Aside Default requesting that the default judgment be vacated and that the Court enter its order authorizing the filing of the Answer and Affirmative Defenses filed therewith. The Company's Answer denied the Plaintiffs' allegations and submitted Affirmative Defenses.

(f) Food manufacturing facilities are subject to inspections by various regulatory authorities, including the Food and Drug Administration ("FDA") and US Department of Agriculture ("USDA"). A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including closing all or a portion of a company's production facilities.

        A previous owner of the Company's Norfolk, Virginia, operations center is subject to a Consent Decree of Permanent Injunction dated June 19, 1990 (the "June 19, 1990 Decree") entered in a case in the United States District Court for the Eastern District of Virginia, Norfolk Division, Civil No. 90-1344-N, styled as United States of America v. Stewart Sandwiches, Inc. a corporation, and Theodore J. Broecker and Donald R. Beard, individuals (the "Stewart Defendants"). The June 19, 1990 Decree, among other things, permanently enjoined the Stewart Defendants "from directly or through any subsidiary shipping or introducing into interstate commerce any finished product that is adulterated within the meaning of 21 U.S.C. 342(a)(1) because it contains Listeria Monocytogenes" and permanently enjoined the Stewart Defendants "from failure to comply with a written plan which has been prepared by outside independent expert consultants covering [specific points described in the June 19, 1990 Decree], and presented to and approved by the FDA on June 13, 1990 as complying with good manufacturing practices, which plan is designed to be a program for adequate preparing, packing, or holding any articles of food at the [Stewart Defendants'] facilities while such food is held for sale after shipment in interstate commerce." On November 27, 1996, counsel for the US Department of Justice (the "Justice Department") wrote to the Company d.b.a. Americas Foods and advised of the Justice Department's intent to apply the June 19, 1990 Decree to AFI and to seek a court order requiring AFI to show cause why it should not be held in contempt of court for violation of the June 19, 1990 Decree. The Justice Department offered to settle based on terms of a proposed Consent Decree of Permanent Injunction which accompanied the Justice Department's letter.

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

        Pursuant to an FDA proposed Modified Consent Decree of Permanent Injunction, the Company, among other things, would be restrained and enjoined from receiving, manufacturing, processing, preparing, packing, labeling, holding, or distributing any article of food unless and until
(i) the Company has submitted, and received FDA approval of, a Hazard Analysis Critical Control Point ("HACCP") plan; (ii) the Company has received independent expert certification that an adequate HACCP plan has been established and implemented; (iii) the Company has certified in writing to FDA that it has implemented i. and ii.; (iv) FDA notifies the Company in writing that it is in compliance with the requirements set forth in i. through iii.; and (v) articles of food on hand at the facilities or under the Company's control on the date of the modified Decree have been or will be tested for contamination by Listeria Monocytogenes bacteria and reports submitted to FDA, and such food could not be distributed without written approval from FDA and such additional analyses as FDA deems necessary to assure that such food is not contaminated. The Company has not yet signed the Modified Consent Decree of Permanent Injunction. The Company is investigating alternatives for its sandwich production.

        The Board of Directors, by resolution effective March 31, 1997, voted unanimously to "discontinue all production operations at its Norfolk, Virginia, plant effective as of March 31, 1997, or as soon thereafter as is reasonably possible."

(g) The Company is a party to certain other proceedings arising in the normal course of business which it believes will not have a material adverse impact on its financial condition or results of operations.


ITEM 3- DEFAULTS UPON SENIOR SECURITIES

As further discussed in Item 1 - Legal Proceedings, on April 4, 1997, , the Company filed its petition requesting to continue in the management and control of its business and property as debtor-in-possession under the Bankruptcy Code. Pursuant to the terms of the Company's agreements with Strategica, its convertible debenture holders, and certain other loans and leases, a filing of a voluntary or involuntary petition under the Bankruptcy Code constitutes an event of default. Accordingly, such agreements are currently in default; notwithstanding the defaults, the Company previously classified its loan with Strategica as a current liability due to the agreement's burdensome and ambiguous terms, and all but $400,000 of the convertible debentures were classified as current liabilities according to their terms.

The Company's 11% Convertible Preferred Stock ("COPS") has a dividend or payment in lieu thereof, payable quarterly commencing June 30, 1996. In September 1996, the Company issued 105 shares of COPS in payment of the June 30, 1996 dividend. Through April 14 1997, the Company had not fulfilled the dividend requirements of the COPS for subsequent quarterly dividends. As of March 31, 1997, the amount in arrears totaled approximately $241,000, of which $161,000 was more than 30 days in arrears.

The Company has a $3,053,000 loan payable to Strategica which requires monthly interest payments at 12 1/2%. On January 10, 1997, Strategica advised the Company that it considered the loan in default due to the results of operations reported in this Form 10-Q. The Company has classified this loan as a current liability since September 3, 1995. See also Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 and Note 8 to the Company's consolidated financial statements for the fifty-two week period ended September 1, 1996 included in the Company's Form 10-KSB.


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

February 14, 1997
______________________





                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.




                                      THE APPLETREE COMPANIES, INC.


April 21, 1997                         /s/ John W. Donlevy
                                      ----------------------------
                                      John W. Donlevy
                                      President/C.E.O.
                                       (Principal Executive Officer)




April 21, 1997                         /s/ Justin A. DiMacchia
                                      ----------------------------
                                      Justin A. DiMacchia
                                      Vice President/C.F.O.
                                       (Principal Finance and
                                       Accounting Officer)

15


27